Form 10-Q/A
period 2021-03-31
Isos Acquisition Corp.
filed 2021-07-19
CIK 1840572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

ISOS ACQUISITION CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2021

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the three months ended March 31, 2021, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on June 1, 2021 (the "Original Filing"), to reflect restatements of the Condensed Balance Sheet at March 31, 2021, and the Condensed Statement of Operations, Condensed Statement of Changes in Stockholder’s Equity, and the Condensed Statement of Cash Flows for the three months ended March 31, 2021 and the related notes thereto.

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, we determined that the correct presentation of the Forward Purchase Agreement (the “FPA”) should be as a liability as of March 5, 2021, and an asset as of March 31, 2021. Accordingly, we have restated our unaudited condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 to correct the presentation of the FPA.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officers and principal accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officers and principal accounting officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, and 32.3.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing and should be read in conjunction with our filings with the SEC subsequent to date of the Original Filing, in each case as those filings may have been superseded or amended.

Item 1. Financial Statements

ISOS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(as restated)
	(unaudited)
Assets
Current asset - Cash	$2,070,585	$-
Prepaid expenses	374,908	-
Deferred offering costs	-	47,500
Total current assets	2,445,493	47,500
Forward Purchase Agreement asset	196,969	-
Marketable securities held in Trust Account	254,838,000	-
Total Assets	$257,480,462	$47,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$-	$5,000
Due to related party	1,000	-
Promissory note – related party	-	22,500
Total current liabilities	1,000	27,500
Warrant liability	18,855,832	-
Deferred underwriting discount	8,919,295	-
Total liabilities	27,776,127	27,500

Commitments
Class A ordinary shares subject to possible redemption, 22,470,433 shares and 0 shares at redemption value, respectively	224,704,330	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 3,013,267 shares and 0 shares issued and outstanding (excluding 22,470,433 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	301	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,370,925 shares and 6,468,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	637	647
Additional paid-in capital	5,920,955	24,353
Accumulated deficit	(921,888)	(5,000)
Total shareholders’ equity	5,000,005	20,000

Total Liabilities and Shareholders’ Equity	$257,480,462	$47,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
(as restated)
(unaudited)
Formation and operating costs	$94,827
Loss from operations	(94,827)

Other income (expense)
Warrant issuance costs	(638,847)
Unrealized gain on change in fair value of FPA	250,923
Unrealized loss on change in fair value of warrants	(434,137)
Total other expense	(822,061)

Net loss	$(916,888)

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	5,720,409
Basic and diluted net income per share	$-

Basic and diluted weighted average shares outstanding, ordinary share	7,846,713
Basic and diluted net loss per share	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(as restated)

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	6,468,750	$647	$24,353	$(5,000)	$20,000
Sale of 22,500,000 Units through initial public offering	22,500,000	2,250	-	-	224,997,750	-	225,000,000
Sale of 2,983,700 Units through over-allotment	2,983,700	298	-	-	29,836,702	-	29,837,000
Sale of 5,397,828 Private Placement Warrants to Sponsor in private placement	-	-	-	-	8,096,742	-	8,096,742
Underwriting fee	-	-	-	-	(5,096,742)	-	(5,096,742)
Deferred underwriting fee	-	-	-	-	(8,919,295)	-	(8,919,295)
Offering costs charged to the shareholders’ equity	-	-	-	-	(479,680)	-	(479,680)
Initial classification of warrant liability	-	-	-	-	(18,421,695)	-	(18,421,695)
Reclassification of offering costs related to warrants	-	-	-	-	638,847	-	638,847
Initial classification of FPA liability	-	-	-	-	(53,954)	-	(53,954)
Forfeiture of founder shares	-	-	(97,825)	(10)	10	-	-
Net loss	-	-	-	-	-	(916,888)	(916,888)
Change in Class A ordinary shares subject to possible redemption	(22,470,433)	(2,247)	-	-	(224,702,083)	-	(224,704,330)
Balance as of March 31, 2021	3,013,267	$301	6,370,925	$637	$5,920,955	$(921,888)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021
(as restated)
(unaudited)
Cash flows from Operating Activities:
Net loss	$(916,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on change in fair value of warrants	434,137
Unrealized gain on change in fair value of FPA	(250,923)
Warrant issuance costs	638,847
Changes in current assets and current liabilities:
Prepaid expenses	(374,908)
Accrued offering costs and expenses	145,266
Due to related party	1,000
Net cash used in operating activities	(323,469)

Cash Flows from Investing Activities:
Investment held in Trust Account	(254,838,000)
Net cash used in investing activities	(254,838,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	249,740,259
Proceeds from private placement	8,096,742
Repayment to promissory note to related party	(125,267)
Payments of offering costs	(479,680)
Net cash provided by financing activities	257,232,054

Net change in cash	2,070,585
Cash, beginning of the period	-
Cash, end of the period	$2,070,585

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$8,919,295
Initial value of Class A ordinary shares subject to possible redemption	$198,014,150
Change in value of Class A ordinary shares subject to possible redemption	$26,690,180
Forfeiture of founder shares	$10
Deferred offering costs paid by Sponsor loan	$102,767
Initial classification of warrant liability	$18,421,695
Initial classification of FPA liability	$53,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The following tables summarize the effect of the revision on each balance sheet line item as of the date:

	As Previously Reported	Adjustment	As Revised
Balance Sheet at March 5, 2021, as restated
Forward Purchase Agreement liability	$-	$53,954	$53,954
Warrant Liability	-	16,576,773	16,576,773
Class A ordinary shares subject to possible redemption	214,639,150	(16,625,000)	198,014,150
Class A ordinary share	104	166	270
Additional paid-in capital	5,024,690	566,360	5,591,050
Accumulated deficit	$(25,438)	$(566,524)	$(591,962)

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

Restatement

In connection with preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, the Company’s management determined that the correct presentation of the FPA should be as a liability as of March 5, 2021, and as an asset as of March 31, 2021. Accordingly, the Company has restated its unaudited condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 to correct the presentation of the FPA.

The following tables summarize the effect of the restatement on each financial statement line item as of the date, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2021
Forward Purchase Agreement asset	$-	$196,969	$196,969
Total Assets	257,283,493	196,969	257,480,462
Forward Purchase Agreement liability	196,969	(196,969)	-
Total Liabilities	27,973,096	(196,969)	27,776,127
Class A ordinary shares subject to possible redemption	224,310,390	393,940	224,704,330
Class A ordinary shares	305	(4)	301
Additional paid-in capital	6,422,799	(501,844)	5,920,955
Accumulated deficit	(1,423,734)	501,846	(921,888)
Total Shareholders’ Equity	$5,000,007	$(2)	$5,000,005

Statement of Operations for the three months ended March 31, 2021
Unrealized (loss) gain on change in fair value of FPA	$(250,923)	$501,846	$250,923
Net loss	$(1,418,734)	$501,846	$(916,888)
Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	5,723,526	(3,117)	5,720,409
Basic and diluted net income per share	$-	$-	$-
Basic and diluted weighted average shares outstanding, ordinary share	7,843,595	3,118	7,846,713
Basic and diluted net loss per share	$(0.18)	$0.06	$(0.12)

Statement of Cash Flows for the three months ended March 31, 2021
Net loss	$(1,418,734)	$501,846	$(916,888)
Unrealized loss (gain) on change in fair value of FPA	$250,923	$(501,846)	$(250,923)

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 13,892,395 ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator: net income allocable to ordinary shares subject to possible redemption amortized Interest income on marketable securities held in trust	$-
Less: interest available to be withdrawn for payment of taxes	-
Net income allocable to ordinary shares subject to possible redemption	$-
Denominator: weighted average redeemable ordinary shares, basic and diluted	5,720,409
Basic and diluted net income per share, redeemable ordinary shares	$-

Non-redeemable ordinary shares
Numerator: net income minus redeemable net earnings
Net loss	$(916,888)
Redeemable net earnings	-
Non-redeemable net loss	$(916,888)
Denominator: weighted average non-redeemable ordinary shares, basic and diluted	7,846,713
Basic and diluted net loss per share, ordinary shares, as restated	$(0.12)

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

Note 7 — Recurring Fair Value Measurements (as restated)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$254,838,000	$254,838,000	$—	$—
FPA Asset	196,969	—	—	196,969
	$255,034,969	$254,838,000	$—	$196,969

Liabilities:
Warrant Liability – Private Placement Warrants	$7,332,881	$—	$—	$7,332,881
Warrant Liability – Public Warrants	11,522,951	—	—	11,522,951
	$18,855,832	$—	$—	$18,855,832

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

The FPA is accounted as either assets or liabilities in accordance with ASC 815-40 and are presented as FPA asset on the Balance Sheet. The FPA is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of FPA in the Statement of Operations.

Note 9 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,013,267 and 0 shares of Class A ordinary shares issued and outstanding, excluding 22,470,433 and 0 shares of Class A ordinary shares subject to possible redemption.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

For the three months ended March 31, 2021, we had a net loss of $916,888 which was comprised of operating costs of $94,827, warrant issuance costs of $638,847, unrealized loss on change in fair value of warrants of $434,137, and unrealized gain on change in fair value of FPA of $250,923.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 2, 2021, by and between the Company and J.P. Morgan Securities LLC.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Warrant Agreement dated March 2, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated March 2, 2021, by and among the Company, its officers, its directors, the Sponsor and Liontree. (2)
10.2	Investment Management Trust Agreement, dated March 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated March 2, 2021, by and between the Company, the Sponsor and Liontree, (2)
10.4	Administrative Support Agreement, dated March 2, 2021, by and between the Company and the Isos Capital Management L.P. (2)
10.5	Private Placement Warrants Purchase Agreement, dated March 2, 2021, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrants Purchase Agreement, dated March 2, 2021, by and between the Company and Liontree. (2)
10.7	Form of Indemnification Agreement (1)
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on January 21, 2021, as amended.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 8, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOS ACQUISITION CORPORATION

Date: July 16, 2021	By:	/s/ Michelle Wilson
	Name:	Michelle Wilson
	Title:	Co-Chairman of the Board and Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2021	By:	/s/ Winston Meade
	Name:	Winston Meade
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)