Form 10-Q
period 2021-06-30
Isos Acquisition Corp.
filed 2021-08-17
CIK 1840572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 25,483,700 Class A ordinary shares, par value $0.0001 per share, and 6,370,925 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

ISOS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

i

Item 1. Financial Statements

ISOS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash	$1,803,856	$—
Prepaid expenses	195,905	—
Deferred offering costs	—	47,500
Total current assets	1,999,761	47,500

Marketable securities held in Trust Account	254,841,541	—
Prepaid expenses, non-current	126,370	—
Total Assets	$256,967,672	$47,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$61,164	$5,000
Due to related party	1,000	—
Promissory note – related party	—	22,500
Total current liabilities	62,164	27,500
Forward Purchase Agreement liability	1,512,408	—
Warrant liability	13,966,330	—
Deferred underwriting discount	8,919,295	—
Total liabilities	24,460,197	27,500

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 22,750,747 shares and 0 shares at redemption value, at June 30, 2021 and December 31, 2020, respectively	227,507,470	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,732,953 shares and 0 shares issued and outstanding (excluding 22,750,747 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	273	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,370,925 shares and 6,468,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	637	647
Additional paid-in capital	3,117,843	24,353
Retained Earnings (Accumulated deficit)	1,881,252	(5,000)
Total shareholders’ equity	5,000,005	20,000
Total Liabilities and Shareholders’ Equity	$256,967,672	$47,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Formation and operating costs	$380,526	$475,353
Loss from Operations	(380,526)	(475,353)

Other income (expense):
Trust interest income	3,541	3,541
Warrant issuance costs	—	(638,847)
Unrealized loss on change in fair value of FPA	(1,709,377)	(1,458,454)
Unrealized gain on change in fair value of warrants	4,889,502	4,455,365
Total other income	3,183,666	2,361,605

Net income	$2,803,140	$1,886,252

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	22,470,433	14,141,692
Basic and diluted net income per share	$—	$—
Basic and diluted weighted average shares outstanding, ordinary share	9,384,192	8,619,700
Basic and diluted net income per share	$0.30	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	6,468,750	$647	$24,353	$(5,000)	$20,000
Sale of 22,500,000 Units through initial public offering	22,500,000	2,250	—	—	224,997,750	—	225,000,000
Sale of 2,983,700 Units through over-allotment	2,983,700	298	—	—	29,836,702	—	29,837,000
Sale of 5,397,828 Private Placement Warrants to Sponsor in private placement	—	—	—	—	8,096,742	—	8,096,742
Underwriting fee	—	—	—	—	(5,096,742)	—	(5,096,742)
Deferred underwriting fee	—	—	—	—	(8,919,295)	—	(8,919,295)
Offering costs charged to the shareholders’ equity	—	—	—	—	(479,680)	—	(479,680)
Initial classification of warrant liability	—	—	—	—	(18,421,695)	—	(18,421,695)
Reclassification of offering costs related to warrants	—	—	—	—	638,847	—	638,847
Initial classification of FPA liability	—	—	—	—	(53,954)	—	(53,954)
Forfeiture of founder shares	—	—	(97,825)	(10)	10	—	—
Net loss	—	—	—	—	—	(916,888)	(916,888)
Change in Class A ordinary shares subject to possible redemption	(22,470,433)	(2,247)	—	—	(224,702,083)	—	(224,704,330)
Balance as of March 31, 2021	3,013,267	$301	6,370,925	$637	$5,920,955	$(921,888)	$5,000,005
Net income	—	—	—	—	—	2,803,140	2,803,140
Change in Class A ordinary shares subject to possible redemption	(280,314)	(28)	—	—	(2,803,112)	—	(2,803,140)
Balance as of June 30, 2021	2,732,953	$273	6,370,925	$637	$3,117,843	$1,881,252	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021
(unaudited)
Cash flows from Operating Activities:
Net income	$1,886,252
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(3,541)
Unrealized loss on change in fair value of FPA	1,458,454
Unrealized gain on change in fair value of warrants	(4,455,365)
Warrant issuance costs	638,847
Changes in operating assets and liabilities:
Prepaid expenses	(322,275)
Accrued offering cost and expenses	206,431
Due to related party	1,000
Net cash used in operating activities	(590,197)

Cash Flows from Investing Activities:
Investment held in Trust Account	(254,838,000)
Net cash used in investing activities	(254,838,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	249,740,258
Proceeds from private placement	8,096,742
Repayment to promissory note to related party	(125,267)
Payments of offering costs	(479,680)
Net cash provided by financing activities	257,232,053

Net change in cash	1,803,856
Cash, beginning of the period	-
Cash, end of the period	$1,803,856

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$8,919,295
Initial value of Class A ordinary shares subject to possible redemption	$224,704,330
Change in value of Class A ordinary shares subject to possible redemption	$2,803,140
Forfeiture of founder shares	$10
Deferred offering costs paid by Sponsor loan	$102,767
Initial classification of warrant liability	$18,421,695
Initial classification of FPA liability	$53,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Isos Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). On July 1, 2021, the Company entered into a business combination agreement (the “BCA”) with Bowlero Corp. (“Bowlero”) pursuant to which Bowerlo will merge with and into the Company (as described below).

The Company’s sponsor is Isos Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The Company has selected December 31 as its fiscal year end.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective Business Combination and its negotiation of the Business Combination Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

On July 1, 2021, the Company (which shall transfer by way of continuation to and domesticate as a Delaware corporation) entered into the Business Combination Agreement with Bowlero, the world’s largest owner and operator of bowling centers as well as owner of the Professional Bowlers Association. Following the Business Combination, the Company will be renamed “Bowlero” and its common stock and warrants are expected to remain listed on the New York Stock Exchange under the new ticker symbol “BOWL” and “BOWL WS”, respectively. The Business Combination is structured as a merger of the Company and Bowlero, with Bowlero merging with and into the Company, with the Company surviving, following the Company domesticating as a Delaware corporation. Bowlero’s stockholders will receive, as consideration for the Business Combination, a mix of cash, shares of the Company’s common stock and shares of the Company’s preferred stock.

It is anticipated that, immediately following consummation of the Business Combination, the Company’s public shareholders are expected to own approximately 14.5% of the outstanding Bowlero common stock, Bowlero stockholders (without taking into account any public shares held by Bowlero stockholders prior to the consummation of the Business Combination, but including stock issued to Bowlero management as equity incentive bonuses in connection with the Business Combination and the related transactions) are expected to own approximately 68.9% of the outstanding Bowlero common stock, and Isos Acquisition Sponsor LLC and LionTree are expected to collectively own approximately 2.3% of the outstanding Bowlero common stock.

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

Trust Account

Following the closing of the IPO on March 5, 2021 and the underwriters’ partial exercise of over-allotment option on March 10, 2021, $254,837,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants and $1,000 overfunded by the Sponsor was placed in a Trust Account, which can only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. $1,000 was overfunded by the Sponsor.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lessor of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not asked the Sponsor to reserve for such indemnification obligations, or has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $1.9 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $125,267 (see Note 6). The promissory note from the Sponsor was paid in full on March 15, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, paying for travel expenditures, and consummating the Business Combination with Bowlero.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 2, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 8,494,567 Public Warrants, (ii) the 5,397,828 Private Placement Warrants, and (iii) the Forward Purchase Warrants (See Note 4, Note 5 and Note 8). The Company previously accounted for all Warrants as components of equity.

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

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Marketable securities held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in Trust interest income in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, due to related party are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The Company’s Private Placement Warrants liability and forward purchase agreements (FPA) liability are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability and FPA liability is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 13,892,395 ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to redeemable Class A ordinary shares
Interest earned on marketable securities held in Trust Account	$3,161	$3,161
Less: Company portion available to pay taxes	(3,161)	(3,161)
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: weighted average redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding	22,470,433	14,141,692
Basic and diluted net income per share	$—	$—
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net income minus net earnings
Net income	$2,803,140	$1,886,252
Less: Income allocable to ordinary shares subject to possible redemption	—	—
Non-redeemable net income	$2,803,140	$1,886,252
Weighted average shares outstanding, basic and diluted	9,384,192	8,619,700
Basic and diluted net income per common share	$0.30	$0.22

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on December 29, 2020, the evaluation was performed for upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 6 — Related Party Transactions

Founder Shares

In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In March 2021, the Company effected a stock dividend of approximately 0.125 shares for each Class B ordinary share outstanding, resulting in the initial stockholders holding an aggregate of 6,468,750 founder shares (up to 843,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On March 8, 2021, the underwriters partially exercised the over-allotment option to purchase 2,983,700 units. As a result, 97,825 founder shares was forfeited as of June 30, 2021.

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

Due to Related Party

The Company’s Sponsor overfunded to the Trust Account of $1,000 as of June 30, 2021. The Company intends to return it back to the Sponsor immediately.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The New York Stock Exchange, the Company has paid an affiliate of the Sponsor $51,667 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $155,001 and $206,668 during the three and six months ended June 30, 2021, respectively.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Money Market Funds held in Trust Account	$254,841,541	$254,841,541	$—	$—
Liabilities:
FPA Liability	$1,512,408	$—	$—	$1,512,408
Warrant Liability – Private Placement Warrants	5,471,763	—	—	5,471,763
Warrant Liability – Public Warrants	8,494,567	8,494,567	—	—
	$15,478,738	$8,494,567	$—	$6,984,171

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the Condensed Statements of Operations.

Initial Measurement

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on March 5, 2021, the date of the Company’s IPO and on March 10, 2021 for the additional purchase of Private Placement Warrants. The initial fair value of the Public Warrants and Private Placement Warrants were established using a Monte Carlo simulation model.  The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of March 5, 2021 and March 10, 2021 were as follows:

Input	Warrant Liability	FPA Liability
Expected term (years)	6.2	1.2
Expected volatility	24.2%	24.4%
Risk-free interest rate	1.1%	0.1%
Stock price	$9.56	$9.56

Subsequent Measurement

The fair value of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $8,494,567.

The fair value of the Private Placement Warrants and FPA liability were established using a Monte Carlo simulation model.

The key inputs into the Monte Carlo simulation as of June 30, 2021 were as follows:

Input	Warrant Liability	FPA Liability
Expected term (years)	5.5	0.5
Expected volatility	18.7%
Risk-free interest rate	1.0%	0.1%
Stock price	$9.88	$9.88
Warrant value		$1.01

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the six months ended June 30, 2021:

	Warrant Liability	FPA Liability
Fair value as of December 31, 2020	$-	$-
Initial fair value of warrant liability and FPA liability	18,421,695	53,954
Transfer out of Level 3 to Level 1	(8,494,567)	-
Change in fair value	(4,455,365)	1,458,454

Fair value as of June 30, 2021	$5,471,763	$1,512,408

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

Forward Purchase Agreement

In connection with the consummation of the IPO, the Company entered into a forward purchase agreement (the “Original FPA”) with affiliates of Apollo that provided for the purchase of units at $10.00 per unit in a private placement to occur concurrently with the closing of the initial Business Combination. The Original FPA provided that the Apollo affiliates party to the Original FPA would purchase units in a minimum amount equal to 25% of the units sold in the IPO, up to 7,500,000 units, for an aggregate purchase price of up to $75,000,000. The contingent forward purchase units and their component securities would be identical to the Units being sold in the IPO, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described herein. The funds from the sale of contingent forward purchase units may be used as part of the consideration to the sellers in the initial Business Combination. On July 1, 2021, the Company and certain affiliates of Apollo (the “forward purchasers”) amended and restated the Original FPA (as amended and restated, the “FPA”) pursuant to which the forward purchasers agreed to increase the number of units that would be issued and sold under the FPA to 10,000,000 units, for an aggregate gross purchase price of $100,000,000.

The FPA is accounted as either assets or liabilities in accordance with ASC 815-40 and are presented as FPA asset on the Balance Sheet. The FPA is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of FPA in the Statement of Operations.

Business Combination Agreement

On July 1, 2021, the Company (which shall transfer by way of continuation to and domesticate as a Delaware corporation) entered into a business combination agreement (the “Business Combination Agreement”) with Bowlero Corp. (“Bowlero”). Following the Business Combination, the Company will be renamed “Bowlero” and its common stock and warrants are expected to remain listed on the New York Stock Exchange under the new ticker symbol “BOWL” and “BOWL WS”, respectively. The Business Combination is structured as a merger of the Company and Bowlero, with Bowlero merging with and into the Company, with the Company surviving, following the Company domesticating as a Delaware corporation. Bowlero’s stockholders will receive, as consideration for the Business Combination, a mix of cash, shares of the Company’s common stock and shares of the Company’s preferred stock.

Note 9 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,732,953 and 0 shares of Class A ordinary shares issued and outstanding, excluding 22,750,747 and 0 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2021, the Company effected a stock dividend of approximately 0.125 shares for each Class B ordinary share outstanding, resulting in the initial stockholders holding an aggregate of 6,468,750 founder shares (up to 843,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). At March 5, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding. On March 8, 2021, the underwriters partially exercised the over-allotment option to purchase 2,983,700 units. As a result, 97,825 founder shares was forfeited as of June 30, 2021.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except for the Business Combination Agreement with Bowlero described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Proposed Business Combination

As more fully described in Note 1 to the unaudited condensed consolidated financial statements included as Item 1 to this Quarterly Report on Form 10-Q, on July 1, 2021, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Bowlero Corp. (“Bowlero”). Pursuant to the Business Combination Agreement, following the Company domesticating as a Delaware corporation, Bowlero will merge with and into the Company, with the Company surviving. Bowlero’s stockholders will receive, as consideration for the Business Combination, a mix of cash, shares of the Company’s common stock and shares of the Company’s preferred stock.

For additional information regarding the Business Combination Agreement and Bowlero, see the Form 8-K filed by the Company with the SEC on July 1, 2021 and the Form S-4 filed by the Company with the SEC on July 22, 2021, as it may be amended.

Results of Operations

As of June 30, 2021, we have not commenced any operations. All activity for the period from December 29, 2020 (inception) through June 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended June 30, 2021, we had net income of $2,803,140 which was comprised of operating costs of $380,526, trust interest income of $3,541, unrealized gain on change in fair value of warrants of $4,889,502, and unrealized loss on change in fair value of FPA of $1,709,377.

For the six months ended June 30, 2021, we had net income of $1,886,252 which was comprised of operating costs of $475,353, trust interest income of $3,541, warrant issuance costs of $638,847, unrealized gain on change in fair value of warrants of $4,455,365, and unrealized loss on change in fair value of FPA of $1,458,454.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.8 million in our operating bank account, and working capital of approximately $1.9 million.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of the overallotment and (iii) the Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 13,892,395 shares of ordinary shares in the aggregate.

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Private and Public Warrants was estimated using a Monte Carlo simulation (see Note 7).

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The warrant agreement governing the Company’s warrants includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s revision of its financial statements described above, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 2, 2021 and filed with the SEC on March 4, 2021, and in the Form 10-Q/A for the Quarterly Period ended March 31, 2021, dated July 16, 2021 and filed with the SEC on July 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.8	Form of Common Subscription Agreement. (1)
10.9	Form of Preferred Subscription Agreement. (1)
10.10	Amended and Restated Forward Purchase Agreement, dated as of July 1, 2021, by and among Isos Acquisition Corporation and the subscribers named therein. (1)
10.11	Form of Stockholder Support Agreement. (1)
10.12	Form of Sponsor Support Agreement. (1)
10.13	Form of Lock-Up Agreement. (1)
10.14	Form of Registration Rights Agreement. (1)
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 1, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOS ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Michelle Wilson
	Name:	Michelle Wilson
	Title:	Co-Chairman of the Board and Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Winston Meade
	Name:	Winston Meade
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)