Form 10-Q
period 2021-09-30
Isos Acquisition Corp.
filed 2021-11-15
CIK 1840572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-40142

ISOS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1632024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 15, 2021, there were 25,483,700 Class A ordinary shares, par value $0.0001 per share, and 6,370,925 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

ISOS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

i

Item 1. Financial Statements

ISOS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,215,849	$—
Prepaid expenses	205,477	—
Deferred offering costs	—	47,500
Total current assets	1,421,326	47,500

Marketable securities held in Trust Account	254,845,389	—
Prepaid expenses, non-current	79,110	—
Total Assets	$256,345,825	$47,500

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$220,963	$5,000
Due to related party	1,000	—
Promissory note - related party	—	22,500
Total current liabilities	221,963	27,500
Forward Purchase Agreement liability	4,225,138	—
Warrant liability	19,233,202	—
Deferred underwriting fees	8,919,295	—
Total liabilities	32,599,598	27,500

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 25,483,700 shares and 0 shares at redemption value, at September 30, 2021 and December 31, 2020, respectively	254,844,389	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 0 shares and 0 shares issued and outstanding (excluding 25,483,700 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,370,925 shares and 6,468,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	637	647
Additional paid-in capital	—	24,353
Accumulated deficit	(31,098,799)	(5,000)
Total shareholders’ (deficit) equity	(31,098,162)	20,000
Total Liabilities and Shareholders’ (Deficit) Equity	$256,345,825	$47,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2021	Nine months ended September 30, 2021
General and administrative expenses	$785,494	$1,260,847
Loss from Operations	(785,494)	(1,260,847)

Other income (expense):
Trust interest income	3,848	7,389
Warrant issuance costs	-	(638,847)
Unrealized loss on change in fair value of FPA	(2,208,594)	(3,667,048)
Unrealized loss on change in fair value of warrants	(5,266,872)	(811,507)
Total other expense	(7,471,618)	(5,110,013)

Net loss	$(8,257,112)	$(6,370,860)

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	25,483,700	19,454,853
Basic and diluted net loss per ordinary share	$(0.26)	$(0.26)
Basic and diluted weighted average shares outstanding, ordinary share	6,370,925	6,182,395
Basic and diluted net loss per ordinary share	$(0.25)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	6,468,750	$647	$24,353	$(5,000)	$20,000
Sale of 22,500,000 Units through initial public offering	22,500,000	2,250	-	-	224,997,750	-	225,000,000
Sale of 2,983,700 Units through over-allotment	2,983,700	298	-	-	29,836,702	-	29,837,000
Sale of 5,397,828 Private Placement Warrants to Sponsor in private placement	-	-	-	-	8,096,742	-	8,096,742
Underwriting fee	-	-	-	-	(5,096,742)	-	(5,096,742)
Deferred underwriting fee	-	-	-	-	(8,919,295)	-	(8,919,295)
Offering costs charged to the shareholders’ equity	-	-	-	-	(479,680)	-	(479,680)
Initial classification of warrant liability	-	-	-	-	(18,421,695)	-	(18,421,695)
Reclassification of offering costs related to warrants	-	-	-	-	638,847	-	638,847
Initial classification of FPA liability	-	-	-	-	(53,954)	-	(53,954)
Forfeiture of founder shares	-	-	(97,825)	(10)	10	-	-
Net loss	-	-	-	-	-	(916,888)	(916,888)
Change in Class A ordinary shares subject to possible redemption	(25,483,700)	(2,548)	-	-	(230,623,038)	(24,211,414)	(254,837,000)
Balance as of March 31, 2021 (restated)	-	$-	6,370,925	$637	$-	$(25,133,302)	$(25,132,665)
Net income	-	-	-	-	-	2,803,140	2,803,140
Change in Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,541)	(3,541)
Balance as of June 30, 2021 (restated)	-	$-	6,370,925	$637	$-	$(22,333,703)	$(22,333,066)
Net loss	-	-	-	-	-	(8,257,112)	(8,257,112)
Initial classification of FPA liability	-	-	-	-	(504,136)	-	(504,136)
Change in Class A ordinary shares subject to possible redemption	-	-	-	-	504,136	(507,984)	(3,848)
Balance as of September 30, 2021	-	$-	6,370,925	$637	$-	$(31,098,799)	$(31,098,162)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021
(unaudited)
Cash flows from Operating Activities:
Net loss	$(6,370,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Trust interest income	(7,389)
Unrealized loss on change in fair value of FPA	3,667,048
Unrealized gain on change in fair value of warrants	811,507
Warrant issuance costs	638,847
Changes in current assets and current liabilities:
Prepaid assets	(284,587)
Accrued offering cost and expenses	366,230
Due to related party	1,000
Net cash used in operating activities	(1,178,204)

Cash Flows from Investing Activities:
Investment held in Trust Account	(254,838,000)
Net cash used in investing activities	(254,838,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	249,740,258
Proceeds from private placement	8,096,742
Repayment of promissory note to related party	(125,267)
Payments of offering costs	(479,680)
Net cash provided by financing activities	257,232,053

Net change in cash	1,215,849
Cash, beginning of the period	-
Cash, end of the period	$1,215,849

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$8,919,295
Initial value of Class A ordinary shares subject to possible redemption	$254,837,000
Change in value of Class A ordinary shares subject to possible redemption	$7,389
Forfeiture of founder shares	$10
Deferred offering costs paid by Sponsor loan	$102,767
Initial classification of warrant liability	$18,421,695
Initial classification of FPA liability	$558,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISOS ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

Isos Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). On July 1, 2021, the Company entered into a business combination agreement (the “BCA”) with Bowlero Corp. (“Bowlero”) pursuant to which Bowlero will merge with and into the Company (as described below).

The Company’s sponsor is Isos Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The Company has selected December 31 as its fiscal year end.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective Business Combination and its negotiation of the Business Combination Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability and FPA as other income (expense).

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

Financing

The registration statement for the Company’s IPO was declared effective on March 2, 2021 (the “Effective Date”). On March 5, 2021, the Company consummated the IPO of 22,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 4, and incurred $4,500,000 in cash underwriting fees and $7,875,000 in deferred underwriting fees.

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

Transaction costs amounted to $14,495,717 consisting of $5,096,742  of underwriting fees, $8,919,295 of deferred underwriting fees, and $479,680 of other offering costs.

Trust Account

Following the closing of the IPO on March 5, 2021 and the underwriters’ partial exercise of their over-allotment option on March 10, 2021, $254,837,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants and $1,000 overfunded by the Sponsor was placed in a Trust Account, which can only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. $1,000 was overfunded by the Sponsor.

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

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $1.2 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the purchase of founder shares (see Note 6), and a loan under an unsecured promissory note from the Sponsor of $125,267 (see Note 6). The promissory note from the Sponsor was paid in full on March 15, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or consummation of Bowlero transaction, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration the requirement of the Company’s memorandum and articles of association that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares and determined that the Class A ordinary shares issued during the IPO and pursuant to the exercise of the underwriters’ over-allotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has recorded a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

Other than a change in amounts classified in temporary and permanent equity and adjustments to earnings per share, there has been no other changes in the Company’s total assets, liabilities or operating results as a result of this reclassification.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at March 5, 2021 (audited)
Class A ordinary shares subject to possible redemption	$198,014,150	$26,985,850	$225,000,000
Class A ordinary shares	270	(270)	-
Additional paid-in capital	5,591,050	(5,591,050)	-
Accumulated deficit	$(591,962)	$(21,394,530)	$(21,986,492)

Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$224,704,330	$30,132,670	$254,837,000
Class A ordinary shares	301	(301)	-
Additional paid-in capital	5,920,955	(5,920,955)	-
Accumulated deficit	$(921,888)	$(24,211,414)	$(25,133,302)

Statement of Operations for the three months March 31, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	5,720,409	1,475,788	7,196,197
Basic and diluted net income (loss) per share	$0.00	$(0.07)	$(0.07)
Basic and diluted weighted average shares outstanding, ordinary shares	7,846,713	(2,047,664)	5,799,049
Basic and diluted net loss per share	$(0.12)	$0.05	$(0.07)

Statement of Cash Flows for the three months March 31, 2021
Initial value of Class A ordinary shares subject to possible redemption	$198,014,150	$56,822,850	$254,837,000
Change in value of Class A ordinary shares subject to possible redemption	$26,690,180	$(26,690,180)	$-

Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$227,507,470	$27,333,071	$254,840,541
Class A ordinary shares	273	(273)	-
Additional paid-in capital	3,117,843	(3,117,843)	-
Accumulated deficit	$1,881,252	$(24,214,955)	$(22,333,703)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	22,470,433	3,013,267	25,483,700
Basic and diluted net income per share	$0.00	$0.09	$0.09
Basic and diluted weighted average shares outstanding, ordinary shares	9,384,192	(3,013,267)	6,370,925
Basic and diluted net income per share	$0.30	$(0.21)	$0.09

Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	14,141,692	2,248,774	16,390,466
Basic and diluted net income per share	$0.00	$0.08	$0.08
Basic and diluted weighted average shares outstanding, ordinary shares	8,619,700	(2,533,133)	6,086,567
Basic and diluted net income per share	$0.22	$(0.14)	$0.08

Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A ordinary shares subject to possible redemption	$224,704,330	$30,132,670	$254,837,000
Change in value of Class A ordinary shares subject to possible redemption	$2,803,140	$(2,799,599)	$3,541

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates. Significant estimates include estimates of the fair value of the forward purchase agreement liability and the warrant liability (see Note 7)

Marketable securities held in Trust Account

At September 30, 2021, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in Trust interest income in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, due to related party are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

All of the 25,483,700 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital to the extent available and accumulated deficit.

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 13,892,395 ordinary shares issuable upon exercise of outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(6,605,690)	$(1,651,422)	$(4,834,534)	$(1,536,326)

Denominator:
Weighted-average shares outstanding	25,483,700	6,370,925	19,454,853	6,182,395
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.25)	$(0.25)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas.  The Company continues to evaluate the impact of the adoption of the ASU on the Company’s financial position, results of operations or cash flows.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Pursuant to the underwriters’ partial exercise of the over-allotment option on March 10, 2021, the Sponsor purchased an additional 296,793 Private Placement Warrants and LionTree Partners LLC purchased an additional 101,035 Private Placement Warrants for total proceeds of $596,742 and incurred $1,641,037 of underwriting fees comprised of the payment of $596,742 upon closing and $1,044,295 of deferred underwriting fees.

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

Note 6 - Related Party Transactions

Founder Shares

In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In March 2021, the Company effected a stock dividend of approximately 0.125 shares for each Class B ordinary share outstanding, resulting in the initial stockholders holding an aggregate of 6,468,750 founder shares (up to 843,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On March 8, 2021, the underwriters partially exercised the over-allotment option to purchase 2,983,700 units. As a result, 97,825 founder shares was forfeited as of September 30, 2021.

The Sponsor and the Company’s founding team have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of the initial Business Combination and (ii) a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity. Additionally, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and each member of the founding team have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Due to Related Party

The Company’s Sponsor overfunded to the Trust Account of $1,000 as of September 30, 2021. The Company intends to return it back to the Sponsor immediately.

Promissory Note - Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. Pursuant to the IPO, $3,000,000 of cash was supposed to be held outside of the Trust Account and available for working capital purposes.

The Company received $2,502,509 and another $497,491 was due from the Sponsor as of March 5, 2021. As of March 5, 2021, the Company had borrowed $125,267 under the promissory note. The promissory note from the Sponsor was paid in full on March 15, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date the securities of the Company were first listed on The New York Stock Exchange, the Company has paid an affiliate of the Sponsor $51,667 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $155,001 and $361,669 during the three and nine months ended September 30, 2021, respectively.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Money Market Funds held in Trust Account	$254,845,389	$254,845,389	$-	$-
Liabilities:
FPA Liability	$4,225,138	$-	$-	$4,225,138
Warrant Liability - Private Placement Warrants	7,510,700	-	-	7,510,700
Warrant Liability - Public Warrants	11,722,502	11,722,502	-	-
	$23,458,340	$11,722,502	$-	$11,735,838

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

Subsequent Measurement

The fair value of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $11,722,502.

The fair value of the Private Placement Warrants and FPA liability were established using a Monte Carlo simulation model.

The key inputs into the Monte Carlo simulation as of September 30, 2021 were as follows:

Input	Warrant Liability	FPA Liability
Expected term (years)	5.29	0.27
Expected volatility	29.3%
Risk-free interest rate	1.03%	0.04%
Stock price	$9.98	$9.88
Warrant value		$1.39

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the nine months ended September 30, 2021:

	Warrant Liability	FPA Liability
Fair value as of December 31, 2020	$-	$-
Initial fair value of warrant liability and FPA liability	18,421,695	558,090
Transfer out of Level 3 to Level 1	(8,494,567)	-
Change in fair value	(2,416,428)	3,667,048

Fair value as of September 30, 2021	$7,510,700	$4,225,138

Note 8 - Commitments and Contingencies

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

On March 8, 2021, the underwriters partially exercised the over-allotment option to purchase 2,983,700 units, which resulted in $1,641,037 of underwriting fees comprised of the payment of $596,742 upon closing and $1,044,295 of deferred underwriting fees.

Forward Purchase Agreement

In connection with the consummation of the IPO, the Company entered into a forward purchase agreement (the “Original FPA”) with affiliates of Apollo (the “forward purchasers”) that provided for the purchase of units at $10.00 per unit in a private placement to occur concurrently with the closing of the initial Business Combination. The Original FPA provided that the forward purchasers would purchase units in a minimum amount equal to 25% of the units sold in the IPO, up to 7,500,000 units, for an aggregate purchase price of up to $75,000,000. The contingent forward purchase units and their component securities would be identical to the Units being sold in the IPO, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described herein. The funds from the sale of contingent forward purchase units may be used as part of the consideration to the sellers in the initial Business Combination. On July 1, 2021, the Company and the forward purchasers amended and restated the Original FPA (as amended and restated, the “FPA”) pursuant to which the forward purchasers agreed to increase the number of units that would be issued and sold under the FPA to 10,000,000 units, for an aggregate gross purchase price of $100,000,000.

The FPA is accounted as either assets or liabilities in accordance with ASC 815-40 and are presented as FPA liability on the Balance Sheet. The FPA is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of FPA in the Statement of Operations.

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

Note 9 - Shareholders’ Equity

Preference Shares -The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares -The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 0 and 0 Class A ordinary shares issued and outstanding, excluding 25,483,700 and 0 Class A ordinary shares subject to possible redemption classified as temporary equity.

Class B Ordinary Shares -The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. In December 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2021, the Company effected a stock dividend of approximately 0.125 shares for each Class B ordinary share outstanding, resulting in the initial stockholders holding an aggregate of 6,468,750 founder shares (up to 843,750 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). At March 5, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding. On March 8, 2021, the underwriters partially exercised the over-allotment option to purchase 2,983,700 units. As a result, 97,825 founder shares were forfeited as of September 30, 2021.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Proposed Business Combination

As more fully described in Note 1 to the unaudited condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q, on July 1, 2021, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Bowlero Corp. (“Bowlero”). Pursuant to the Business Combination Agreement, following the Company domesticating as a Delaware corporation, Bowlero will merge with and into the Company, with the Company surviving. Bowlero’s stockholders will receive, as consideration for the Business Combination, a mix of cash, shares of the Company’s common stock and shares of the Company’s preferred stock.

For additional information regarding the Business Combination Agreement and Bowlero, see the Form 8-K filed by the Company with the SEC on July 1, 2021 and the Form S-4 initially filed by the Company with the SEC on July 22, 2021, as it may be amended.

Results of Operations

As of September 30, 2021, we have not commenced any operations. All activity for the period from December 29, 2020 (inception) through September 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended September 30, 2021, we had a net loss of $8,257,112 which was comprised of operating costs of $785,494, trust interest income of $3,848, unrealized loss on change in fair value of warrants of $5,266,872, and unrealized loss on change in fair value of FPA of $2,208,594.

For the nine months ended September 30, 2021, we had a net loss of $6,370,860 which was comprised of operating costs of $1,260,847, trust interest income of $7,389, warrant issuance costs of $638,847, unrealized loss on change in fair value of warrants of $811,507, and unrealized loss on change in fair value of FPA of $3,667,048.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.2 million in our operating bank account, and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the purchase of founder shares, and a loan under an unsecured promissory note from the Sponsor of $125,267. The promissory note from the Sponsor was paid in full on March 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Ordinary Shares Subject to Possible Redemption

All of the 25,483,700 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC’s staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are effected by charges against additional paid in capital to the extent available and accumulated deficit.

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 13,892,395 ordinary shares issuable upon exercise of outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on June 1, 2021 and August 17, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on March 12, 2021, and restated on the Form 10-Q filed with the SEC on July 19, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other then as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth in the Form S-4 filed on July 22, 2021, as amended, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 2, 2021 and filed with the SEC on March 4, 2021, and in the Form 10-Q/A for the Quarterly Period ended March 31, 2021, dated July 16, 2021 and filed with the SEC on July 19, 2021, and in the Form 10-Q for the Quarterly Period ended June 30, 2021, dated August 16, 2021 and filed with the SEC on August 17, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 1, 2021, by and among Isos Acquisition Corporation and Bowlero Corp. (1)
10.1	Form of Common Subscription Agreement. (1)
10.2	Form of Preferred Subscription Agreement. (1)
10.3	Amended and Restated Forward Purchase Agreement, dated as of July 1, 2021, by and among Isos Acquisition Corporation and the subscribers named therein. (1)
10.4	Form of Stockholder Support Agreement. (1)
10.5	Form of Sponsor Support Agreement. (1)
10.6	Form of Lock-Up Agreement. (1)
10.7	Form of Registration Rights Agreement. (1)
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 1, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOS ACQUISITION CORPORATION

Date: November 15, 2021	By:	/s/ Michelle Wilson
	Name:	Michelle Wilson
	Title:	Co-Chairman of the Board and Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Winston Meade
	Name:	Winston Meade
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)