Form 10-Q
period 2021-12-26
Bowlero Corp.
filed 2022-02-09
CIK 1840572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40142

Bowlero Corp.

(Exact name of registrant as specified in its charter)

Delaware	98-1632024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7313 Bell Creek Road

Mechanicsville, Virginia 23111

(Address of principal executive offices)

804-417-2000

(Registrant’s telephone number, including area code)

Isos Acquisition Corporation

55 Post Road West, Suite 200

Westport, CT 06880

December 31, 2021

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BOWL	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BOWL WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The registrant had outstanding 107,066,196 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), 58,311,203 Class B common stock, par value of $0.0001 per share (“Class B Common Stock”), and 200,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Preferred Stock”), and 17,225,692 warrants issued and outstanding as of December 26, 2021.

Bowlero Corp.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Bowlero Corp.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 26, 2021	June 27, 2021

Assets
Current assets:
Cash and cash equivalents	$115,659	$187,093
Accounts and notes receivable, net of allowance for doubtful accounts of $200 and $204, respectively	4,458	3,300
Inventories, net	10,397	8,310
Prepaid expenses and other current assets	12,088	8,056
Assets held-for-sale	14,281	686
Total current assets	156,883	207,445

Property and equipment, net	514,991	415,661
Internal use software, net	9,866	9,062
Property and equipment under capital leases, net	280,324	284,077
Intangible assets, net	96,517	96,057
Goodwill	739,011	726,156
Investment in joint venture	1,168	1,230
Other assets	42,450	42,550
Total assets	$1,841,210	$1,782,238

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$37,974	$29,489
Accrued expenses	69,690	63,650
Current maturities of long-term debt	4,983	5,058
Other current liabilities	8,185	9,176
Total current liabilities	120,832	107,373

Long-term debt, net	869,606	870,528
Long-term obligations under capital leases	386,989	374,598
Earnout liability	158,572	-
Warrant liability	22,495	-
Other long-term liabilities	80,857	87,749
Deferred income tax liabilities	14,234	11,867
Total liabilities	1,653,585	1,452,115

Temporary Equity
Series A preferred stock - Old Bowlero	-	141,162
Series A preferred stock	200,000	-
Redeemable Class A common stock - Old Bowlero	-	464,827

Stockholders’ deficit:
Class A common stock	11	10
Class B common stock	6	-
Additional paid-in capital	294,828	-
Accumulated deficit	(301,807)	(266,472)
Accumulated other comprehensive loss	(5,413)	(9,404)
Total stockholders’ deficit	(12,375)	(275,866)
Total liabilities, temporary equity and stockholders’ deficit	$1,841,210	$1,782,238

See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Revenues	$205,190	$73,988	$386,168	$123,919
Costs of revenues	141,383	86,045	268,251	159,541
Gross profit (loss)	63,807	(12,057)	117,917	(35,622)

Operating (income) expenses:
Selling, general and administrative expenses	93,283	16,481	114,698	31,522
Gain on sale or disposal of assets	(124)	(142)	(154)	(141)
Income from joint venture	(79)	(40)	(158)	(57)
Management fee income	(109)	(13)	(257)	(107)
Other operating expense (income)	3,520	(1,565)	4,224	(398)
Business interruption insurance recoveries	-	-	-	(20,188)
Total operating expense, net	96,491	14,721	118,353	10,631

Operating loss	(32,684)	(26,778)	(436)	(46,253)

Other (income) expenses:
Interest expense, net	23,880	22,253	46,808	43,426
Change in fair value of earnout shares	(22,542)	-	(22,542)	-
Change in fair value of warrant liability	70	-	70	-
Total other expense, net	1,408	22,253	24,336	43,426

Loss before income tax expense (benefit)	(34,092)	(49,031)	(24,772)	(89,679)

Income tax expense (benefit)	362	106	(5,882)	230
Net loss	$(34,454)	$(49,137)	$(18,890)	$(89,909)

Series A preferred stock dividends (undeclared and cumulative)	(2,221)	(1,960)	(4,472)	(3,986)

Net loss attributable to common stockholders	$(36,675)	$(51,097)	$(23,362)	$(93,895)

Net loss per share attributable to Class A and B common stockholders, basic and diluted	$(0.25)	$(0.35)	$(0.16)	$(0.64)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,754,908	146,848,327	147,801,618	146,848,327

See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net loss	$(34,454)	$(49,137)	$(18,890)	$(89,909)
Other comprehensive income (loss), net of income tax:
Unrealized loss on derivatives	(10)	(127)	(42)	(283)
Reclassification to earnings	2,203	2,266	4,405	4,532
Foreign currency translation adjustment	(208)	495	(372)	711
Other comprehensive income	1,985	2,634	3,991	4,960
Total comprehensive loss	$(32,469)	$(46,503)	$(14,899)	$(84,949)

See Note 15 Derivatives in notes to unaudited condensed consolidated financial statements.

Bowlero Corp.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

Six Months Ended December 26, 2021 and December 27, 2020

(In thousands, except share data)

(Unaudited)

											Accumulated	Total
	Redeemable Class A		Series A		Class A		Class B		Additional		other	stockholders’
	common stock		preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)

Balance, June 28, 2020	2,069,000	$160,601	106,378	$133,147	3,842,428	$1	-	$-	$271,776	$(102,701)	$(19,012)	$150,064
Retroactive application of recapitalization	49,328,025	-	2,536,209	-	91,608,875	9	-	-	-	(9)	-	-
Adjusted balance, beginning of period	51,397,025	160,601	2,642,587	133,147	95,451,303	10	-	-	271,776	(102,710)	(19,012)	150,064
Net loss	-	-	-	-	-	-	-	-	-	(40,772)	-	(40,772)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	216	216
Unrealized loss on derivatives	-	-	-	-	-	-	-	-	-	-	(156)	(156)
Reclassification to earnings	-	-	-	-	-	-	-	-	-	-	2,266	2,266
Accrued dividends on pre-merger Series A preferred stock	-	-	-	2,026	-	-	-	-	(2,026)	-	-	(2,026)
Change in fair value of redeemable Class A common stock of Old Bowlero	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	849	-	-	849
Balance, September 27, 2020	51,397,025	160,601	2,642,587	135,173	95,451,303	10	-	-	270,599	(143,482)	(16,686)	110,441
Net loss	-	-	-	-	-	-	-	-	-	(49,137)	-	(49,137)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	495	495
Unrealized loss on derivatives	-	-	-	-	-	-	-	-	-	-	(127)	(127)
Reclassification to earnings	-	-	-	-	-	-	-	-	-	-	2,266	2,266
Accrued dividends on pre-merger Series A preferred stock	-	-	-	1,960	-	-	-	-	(1,960)	-	-	(1,960)
Change in fair value of redeemable Class A common stock of Old Bowlero	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	696	-	-	696
Balance, December 27, 2020	51,397,025	160,601	2,642,587	137,133	95,451,303	10	-	-	269,335	(192,619)	(14,052)	62,674

Balance, June 27, 2021 (retroactively stated for application of recapitalization)	51,397,025	464,827	2,642,587	141,162	95,451,303	10	-	-	-	(266,472)	(9,404)	(275,866)
Net income	-	-	-	-	-	-	-	-	-	15,564	-	15,564
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(164)	(164)
Unrealized loss on derivatives	-	-	-	-	-	-	-	-	-	-	(32)	(32)
Reclassification to earnings	-	-	-	-	-	-	-	-	-	-	2,202	2,202
Accrued dividends on pre-merger Series A preferred stock	-	-	-	2,251	-	-	-	-	(2,251)	-	-	(2,251)
Change in fair value of redeemable Class A common stock of Old Bowlero	-	14,995	-	-	-	-	-	-	(14,995)	-	-	(14,995)
Stock based compensation	-	-	-	-	-	-	-	-	801	-	-	801
Reclass of negative APIC to accumulated deficit	-	-	-	-	-	-	-	-	16,445	(16,445)	-	-
Balance, September 26, 2021	51,397,025	479,822	2,642,587	143,413	95,451,303	10	-	-	-	(267,353)	(7,398)	(274,741)
Net loss	-	-	-	-	-	-	-	-	-	(34,454)	-	(34,454)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(208)	(208)
Unrealized loss on derivatives	-	-	-	-	-	-	-	-	-	-	(10)	(10)
Reclassification to earnings	-	-	-	-	-	-	-	-	-	-	2,203	2,203
Accrued dividends on pre-merger Series A preferred stock	-	-	-	1,885	-	-	-	-	(1,885)	-	-	(1,885)
Change in fair value of redeemable Class A common stock of Old Bowlero	-	23,869	-	-	-	-	-	-	(23,869)	-	-	(23,869)
Merger induced stock based compensation	-	-	-	-	2,529,360	-	5,839,993	1	42,555	-	-	42,556
Issuance of common stock and preferred stock in connection with Merger Capitalization, net of Bowlero equity issuance costs and fair value of liability-classified warrants and earnout			95,000	95,000	42,185,233	4	1,074,185		120,805	-	-	120,809
Settlement of pre-merger Series A preferred stock	-	-	(2,642,587)	(145,298)	-	-	-	-	-	-	-	-
Conversion of Class A common stock of Old Bowlero to Series A preferred stock	-	-	105,000	105,000	(10,499,900)	(1)	-	-	(104,999)	-	-	(105,000)
Consideration to existing shareholders of Old Bowlero	-	-	-	-	(22,599,800)	(2)	-	-	(225,998)	-	-	(226,000)
Consideration paid to Old Bowlero optionholders	-	-	-	-	-	-	-	-	(15,467)	-	-	(15,467)
Exchange of redeemable Class A common stock of Old Bowlero for Class B common stock	(51,397,025)	(503,691)	-	-	-	-	51,397,025	5	503,686	-	-	503,691
Balance, December 26, 2021	-	$-	200,000	$200,000	107,066,196	$11	58,311,203	6	$294,828	$(301,807)	$(5,413)	$(12,375)

See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 26, 2021	December 27, 2020
Operating activities
Net loss	$(18,890)	$(89,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,501	44,989
Gain on sale or disposal of assets, net	(154)	(141)
Income from joint venture	(158)	(57)
Loss on refinance of debt	953	28
Amortization of deferred financing costs	1,833	1,637
Amortization of deferred rent incentive	75	(495)
Non-cash interest expense on capital lease obligation	3,343	3,114
Amortization of deferred sale lease-back gain	(513)	(513)
Deferred income taxes	(6,587)	-
Stock based compensation	43,356	1,545
Distributions from joint venture	220	-
Change in fair value of earnout liability	(22,542)	-
Change in fair value of warrant liability	70	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(26)	2,257
Inventories	(2,050)	372
Prepaids, other current assets and other assets	(5,404)	(1,939)
Accounts payable and accrued expenses	9,926	8,041
Other current liabilities	2,605	373
Other long-term liabilities	4,727	19,099
Net cash provided by (used in) operating activities	59,285	(11,599)

Investing activities
Purchases of property, equipment, and internal use software	(111,523)	(18,811)
Proceeds from sale of property and equipment	16	109
Purchases of intangible assets	(2,587)	-
Acquisitions, net of cash acquired	(46,754)	-
Net cash used in investing activities	(160,848)	(18,702)

Financing activities
Repurchase of Series A preferred stock - Old Bowlero	(145,298)	-
Proceeds from issuance of Series A preferred stock	95,000	-
Proceeds from issuance of Class A common stock to Isos investors	94,413	-
Transaction costs related to Merger recapitalization	(20,670)	-
Proceeds from PIPE Investment	150,604	-
Proceeds from Forward Investment	100,000	-
Payment to existing shareholders of Old Bowlero	(226,000)	-
Consideration paid to existing option holders of Old Bowlero	(15,467)	-
Payment of long-term debt	(4,105)	(4,105)
Payment of First Lien Credit Facility Revolver	(39,853)	-
Proceeds from Incremental Liquidity Facility	-	45,000
Payment of Incremental Liquidity Facility	(45,000)	-
Proceeds from New Revolver	86,434	-
Payment of deferred financing costs	(977)	(2,012)
Construction allowance receipts	1,132	-
Net cash provided by financing activities	30,213	38,883
Effect of exchange rates on cash	(84)	(81)
Net (decrease) increase in cash and equivalents	(71,434)	8,501
Cash and cash equivalents at beginning of period	187,093	140,705
Cash and cash equivalents at end of period	$115,659	$149,206

See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

(1) Description of Business

Bowlero Corp., a Delaware corporation, and its subsidiaries (Bowlero Corp. and subsidiaries are referred to collectively as “we,” “our,” the “Company,” “Bowlero Corp.” or “Bowlero”) are the world’s largest operator of bowling entertainment centers.

The Company operates bowling centers under different brand names. The AMF branded centers are traditional bowling centers and the Bowlmor and Bowlero branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded centers are more upscale and some Bowlero branded centers are more traditional. All of our centers, regardless of branding, are managed in a fully integrated and consistent basis since all of our centers are in the same business of operating bowling entertainment. The following summarizes the Company’s centers by country and major brand as of December 26, 2021 and June 27, 2021:

	December 26, 2021	June 27, 2021
AMF & other	155	136
Bowlmor	3	14
Bowlero	151	133
Total centers in the United States	309	283
Mexico (AMF)	6	6
Canada (AMF and Bowlero)	2	2
Total	317	291

Impact of COVID-19

In mid-March of 2020, the Company temporarily suspended all operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the novel coronavirus and variants collectively known as COVID-19. Starting in April 2020, the Company began reopening centers and restoring operations. During the six months ended December 26, 2021, all but two of our centers were open and the remaining two centers re-opened on September 13, 2021 and have remained open. On January 5, 2022, our two centers in Canada closed and reopened on January 31, 2022. Some centers are not operating at full capacity due to, among other factors, social distancing requirements, limited hours of operation, limitations on available offerings, and other operational restrictions. The temporary suspension of our operations and subsequent operational restrictions have had an adverse impact on the Company’s profitability and cash flows, for which the Company has taken and continues to take actions to address.

Basis of Presentation

Reverse Recapitalization: On December 15, 2021, (the “Closing Date”), the Company consummated the previously announced merger (“Merger”) pursuant to Business Combination Agreement (“BCA”) dated as of July 1, 2021, by and among the Old Bowlero and Isos Acquisition Corporation (“Isos”). Old Bowlero refers to Bowlero Corp. prior to the Closing Date.

Notwithstanding the legal form of the Merger pursuant to the BCA, the Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Under this method of accounting, Isos is treated as the acquired company and Old Bowlero is treated as the acquirer for accounting and financial statement reporting purposes.

Old Bowlero has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Old Bowlero’s existing stockholders have the greatest voting interest in the Company;

●	Old Bowlero’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the Company;

●	Old Bowlero comprises the ongoing operations of the Company;

●	Old Bowlero’s relevant measures, such as assets, revenues, cash flows and earnings, are higher than Isos’; and

●	Old Bowlero’s existing senior management is the senior management of the Company.

As a result of Old Bowlero being the accounting acquirer, the financial reports filed with the Securities and Exchange Commission (“SEC”) by the Company subsequent to the Merger are prepared as if Old Bowlero is the predecessor and legal successor to the Company. The historical operations of Old Bowlero are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Old Bowlero prior to the Merger, (ii) the combined results of the Old Bowlero and Isos following the Merger on December 15, 2021, (iii) the assets and liabilities of Old Bowlero at their historical cost and (iv) the Company’s post-merger equity structure for all periods presented. The recapitalization of the number of shares of common stock and preferred stock attributable to the purchase of Bowlero Corp. in connection with the Merger is reflected retroactively to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Merger transaction consistent with the treatment of the transaction as a reverse recapitalization of Isos.

In connection with the Merger, Isos changed its name to Bowlero Corp. The Company’s Class A common stock is now listed on The New York Stock Exchange (NYSE) under the symbol BOWL and warrants to purchase the Class A common stock are listed on NYSE under the symbol BOWL.WS in lieu of the Isos Ordinary Shares and Isos’s warrants, respectively. Isos’ units automatically separated into the Isos Ordinary Shares and Isos’ warrants and ceased trading separately on the NYSE following the Closing Date. Prior to the Merger, Isos neither engaged in any operations nor generated any revenue. Until the Merger, based on Isos’ business activities, it was a shell company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of the Company, thus the shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 24.841 established in the BCA.

Unaudited Interim Financial Statements:  The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of Bowlero Corp. as of June 27, 2021 and June 28, 2020 included in the Company’s final prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on February 1, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of December 26, 2021 and its results of operations for the three and six months ended December 26, 2021 and December 27, 2020. The results for the three and six months ended December 26, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

Fiscal Year: The Company reports on a fiscal year ending on the Sunday closest to June 30th with each quarter generally comprising thirteen weeks. Fiscal year 2022 is fifty-three weeks ending on July 3, 2022, and the 53rd week falls within the fourth quarter. Fiscal year 2021 contained fifty-two weeks and ended on June 27, 2021.

Reclassification: Internal use software as of June 27, 2021 has been reclassified on the condensed consolidated balance sheet and in Note 7 - Property and Equipment to conform to current period presentation. Please refer to Note 8 – Internal Use Software for more information.

(2) Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior fiscal year, see Note 2 to the audited consolidated financial statements. During the six months ended December 26, 2021, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein.

Use of Estimates: The COVID-19 pandemic continues disrupting, among other things, supply chains and impacting production and sales across a wide range of industries. The full economic impact of this pandemic has not been determined, including the impact on the Company’s employees, suppliers, customers and credit markets. Due to the evolving and uncertain nature of COVID-19 pandemic, it is reasonably possible that it could materially impact the Company’s estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, and consumer behavior in response to the pandemic and other economic and operational conditions.

Stock-Based Compensation: Stock based compensation is based on the grant-date fair value estimated in accordance with applicable accounting standards for stock compensation. Bowlero Corp. recognizes stock based compensation on a straight-line basis over the requisite service period for time-based awards and recognizes the cost for performance-based awards upon the consummation of a liquidity event. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Stock based compensation is recorded in cost of revenues and selling, general and administrative expenses in the consolidated statement of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.

We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option.

Fair value of common stock - During the periods in which the Company was privately held, there was no public market for our stock. The fair value of the Company’s equity was approved by the Company’s Board of Directors using a third-party valuation specialist and factors it believed were material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. The Company believed the combination of these factors provided an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date. As a publicly held company, we now determine the fair value of the Company’s common stock based on the closing market price on the date of grant.

●	Expected Term - We estimate the expected term of our time-based awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.

●	Expected volatility – Given the limited market trading history as a publicly held company, and no public market for the Company’s shares prior to the BCA, the expected volatility rate is based on an average historical stock price volatility of comparable publicly-traded companies in the industry group.

●	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

●	Expected dividend yield — The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

Redeemable Convertible Preferred Stock: As part of the Reverse Recapitalization, the Company issued redeemable convertible preferred stock (“Preferred Stock”) that is classified in temporary equity as certain redemption provisions are not solely within the control of the Company. The pre-merger preferred stock was classified as temporary equity and settled at the merger date. Please refer to Note 17 - Common Stock. Preferred Stock and Stockholders’ Equity for more details.

Net Loss Per Share Attributable to Common Stockholders: We compute net loss per share of Class A Common Stock and Class B Common Stock under the two-class method. Holders of Class A Common Stock and Class B Common Stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock. Since the Company has reported net losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. Dilutive securities include convertible preferred stock, warrants, earnouts, stock options, and RSUs. See Note 19 - Net Loss Per Share.

Earnouts: Following the closing of the Merger, Isos and Bowlero equity holders at the effective time of the Merger have the contingent right to receive, in the aggregate, up to 22,361,278 shares of common stock if, from the closing of the Merger until the fifth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds. Since earnouts are subject to change in control provisions, all but 152,370 of the earnout shares are reported as a liability in the condensed consolidated balance sheets and changes in the value of earnouts are recorded as a non-operating item in the condensed consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, starting stock price, expected term, risk-free interest rate and the earnout hurdles. The Company evaluated its earnouts under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company recorded these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. See Note 16 - Fair Value of Financial Instruments.

Warrants: Warrants outstanding consist of public warrants, including warrants issued by Isos which continue to exist following the close of the Merger and warrants issued by the Company on the Closing date. The outstanding warrants are accounted for as freestanding financial instruments, and are classified as liabilities on the Company’s condensed consolidated balance sheets. The estimated fair value of the warrants is described in Note 16 - Fair Value of Financial Instruments. Changes in the value of the warrants are recorded as a non-operating item in the condensed statements of operations. The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Emerging Growth Company Status: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

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

Recently issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), completing its project to overhaul lease accounting. The ASU codifies Topic 842, which will replace the guidance in ASC 840. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which defers the effective date of ASU 2016-02 for certain entities that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of ASU 2016-02. The main provision of ASU 2020-05 allows entities to elect to adopt the guidance for fiscal years beginning after December 15, 2021. Early application continues to be permitted, which means that an entity may choose to implement Topic 842 before the deferred effective date. The Company has not adopted Topic 842, which is effective for the Company in fiscal year 2023. While the Company expects the adoption of Topic 842 to add right-of-use assets and lease liabilities to the consolidated balance sheet, it is currently evaluating the implications of this standard.

(3) Revenue

The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended				Six Months Ended
	December 26, 2021%		December 27, 2020%		December 26, 2021%		December 27, 2020%
Major revenue categories:
Bowling	$103,532	50%	$39,716	54%	$196,142	51%	$67,525	54%
Food and beverage	72,774	35%	23,977	32%	133,019	34%	38,787	31%
Amusement	26,474	13%	6,629	9%	50,186	13%	11,553	9%
Media	2,410	1%	3,666	5%	6,821	2%	6,054	5%
Total revenues	$205,190	100%	$73,988	100%	$386,168	100%	$123,919	100%

Bowling revenue — The Company recognizes revenue for providing bowling services to customers in exchange for consideration that is recognized as revenue on the day that the services are performed. Any prepayments for bowling revenue are recognized as deferred revenue and recognized when earned.

Food and beverage revenue — Sales of food and beverages at our bowling centers are recognized at a point-in-time.

Amusement revenue — Amusement revenue includes amounts earned through arcades and other games. Similar to bowling, food and beverage revenue, almost all of our revenue is earned at a point-in-time. We record deferred revenue for events where we collect cash in advance of the Company’s satisfaction of its performance obligation, which would occur on the date of the event. These deferred amounts are not material to our financial statements and the amounts are typically all earned in the subsequent period. The Company provides customers game-play tokens and game cards, which are subject to breakage and redemptions. Please see further details below on our accounting policies regarding these items.

Media revenue — The Company earns media revenue from sanctioning official Professional Bowlers Association (PBA) tournaments and licensing media content to our customers, which include television networks and multi-year contracts. The Company considers each tournament as a separate performance obligation because each tournament’s pricing is negotiated separately and represents stand-alone selling price based on the terms of the contract and the relative nature of the services provided. Media revenue is generated through producing and licensing distribution rights to customers, which is recognized at the point-in-time the Company produces and delivers programming for a respective tournament. Tournament revenue includes sponsorships, entry and host fees. Fees received for sponsorships and tournaments are recognized as deferred revenue until the respective tournament occurs, at which point, the Company recognizes those fees as revenue.

(4) Leases

The Company leases various assets under non-cancellable operating and capital leases. These assets include bowling centers, office space, vehicles, and equipment.

Operating leases: For our operating leases, we recognize rent expense straight-line over the lease term, including rent-free periods. We recognize accrued rent equal to the difference between rent expense and cash rent. We recorded accrued rent of $25,933 and $26,853 within other long-term liabilities on the consolidated balance sheets as of December 26, 2021 and June 27, 2021, respectively.

Capital leases: For our capital leases, we record interest expense on the obligation and amortize the asset over the lease term. We record a capital lease liability equal to the present value of the minimum lease payments over the lease term discounted using the incremental borrowing rate for that lease. We have an immaterial amount recorded for the current portion of our capital lease liability within current liabilities on the consolidated balance sheets. The current portion relates only to leases for vehicles and office equipment. We calculate the current portion of our capital lease obligation as the total payments that are due in the next 12 months that are attributed to principal payments in the capital lease obligation amortization schedule. We had $40,919 in accumulated amortization on property and equipment under capital leases as of December 26, 2021, and $34,609 as of June 27, 2021.

The following table summarizes the Company’s costs for operating and capital leases:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Operating Leases
Rent expense	$16,654	$14,156	$31,939	$28,699

Capital Leases
Interest expense	9,484	8,688	18,825	17,327
Amortization expense	3,081	3,128	6,369	6,207
Total	$12,565	$11,816	$25,194	$23,534

The future minimum rent payments1 under our operating and capital leases as of December 26, 2021 are as follows:

	Operating Leases	Capital Leases

Remainder of 2022	$31,650	$19,253
2023	49,298	31,106
2024	52,172	34,349
2025	51,953	36,446
2026	49,508	37,202
Thereafter	580,157	1,027,863
Total Rental Payments:	$814,738	$1,186,219

Less imputed interest expense for capital leases:		799,086
Present value:		$387,133

(1)	During fiscal year 2021, we modified two master lease agreements to defer rental payments of $22,463 at an interest rate of LIBOR plus 3% per annum. We elected to follow the Financial Accounting Standards Board (FASB) COVID-19 relief guidance to not account for this as a lease modification.

(5) Merger and Acquisitions

Merger: For accounting purposes, the Merger was treated as the equivalent of Bowlero Corp. issuing stock for the net assets of Isos accompanied by a recapitalization. The following summarizes the elements of the Merger to the consolidated statement of cash flows, including the transaction funding, sources and uses of cash, and merger related earnouts and warrants:

Recapitalization
Cash-Isos Acquisition Corporation Trust	$254,851
Less: Isos transaction costs paid from Trust	(23,869)
Less: Redemptions of existing shareholders of Isos	(136,569)
Net proceeds from SPAC shareholders	94,413

Cash-PIPE	150,604
Cash-PIPE preferred	95,000
Cash-Forward	100,000
Total Cash received	440,017
Less: Bowlero transaction costs	(20,670)
Total Cash received, net of Bowlero transaction costs	419,347

Earnout liability	(181,113)
Warrant liability	(22,426)
New equity, net	215,808

Less: Consideration payment to Bowlero shareholders	(226,000)
Less: Payoff of preferred stock and accumulated dividends	(145,298)
Less: Payments for stock options	(15,467)
Net distributions to existing shareholders	(386,765)
Net contribution from Merger and preferred financing	$(170,957)

After giving effect to the issuance of the Merger consideration shares, the redemption of the Isos Ordinary Shares, the consummation of the PIPE Offerings and the Forward Purchase Contract, the roll-over of vested options and the withholding of 1,068,884 shares for tax obligations from certain current and former employees and the conversion of common shares to preferred shares, there were 165,378,145 shares of the Common Stock issued and outstanding as of the Closing Date, of which 107,066,302 shares were Class A Common Stock and 58,311,203 shares were Class B Common Stock. There were 17,225,692 warrants outstanding as of the Closing Date.

The Company expensed $2,956 in transaction costs for amounts allocated to that portion of the earmouts related to Bowlero rather than to equity.

Acquisitions: The Company made a number of acquisitions during the six months ended December 26, 2021 in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs. The Company estimates the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date for business combinations. For business combinations, we will continue to evaluate and refine the estimates used to record the fair value of the assets acquired and liabilities assumed throughout the permitted measurement period, which may result in corresponding offsets to goodwill in future periods. We expect to finalize the valuations as soon as possible, but no later than one year from the acquisition dates. The remaining fair value estimates to finalize include intangibles, and property and equipment.

The goodwill acquired in the business combinations during fiscal year 2022 represents:

●	the value of an assembled workforce

●	future earnings and cash flow potential of these businesses, and

●	the complementary strategic fit and resulting synergies these businesses bring to existing operations

The goodwill recognized is deductible for tax purposes.

2022 Acquisitions: The Company made the following acquisitions, which are accounted for as either a business combination or an asset acquisition (collectively the “2022 Acquisitions”) during the six months ended December 26, 2021:

Acquisition Date	Consideration transferred	Location	Business/Assets Acquired	Type of Business	Percent Acquired	Status of the Purchase Price Allocation
Business combinations
July 26, 2021	$5,409	California	Harvest Park	Bowling Center	100%	Provisional
August 2, 2021	22,437	Pennsylvania	CHB Sports, Inc.	Bowling Center	100%	Provisional
September 20, 2021	6,756	North Carolina	10 Park Lanes	Bowling Center	100%	Provisional
November 15, 2021	4,894	Florida	Spring Hill	Bowling Center	100%	Provisional
November 15, 2021	7,469	California	Stars Recreation	Bowling Center	100%	Provisional
Total consideration, gross of cash $25	$46,965

Asset Acquisition
August 16, 2021	$44,621	Various	Bowl America	Bowling Center	100%
December 13, 2021	9,624	Florida	Super Play	Bowling Center	100%
Total consideration	$54,245

Business combinations: The Company’s preliminary accounting for the allocations of the purchase price for business combinations at the date of the 2022 Acquisitions is based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. The following table summarizes the purchase price allocation for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses for acquisitions.

Identifiable assets acquired and liabilities assumed	Harvest Park	CHB Sports	10 Park lanes	Spring Hill	Stars Recreation	Total
Current assets	$1	$2,483	$8	$9	$9	$2,510
Property and equipment	4,181	13,394	1,037	3,730	6,685	29,027
Identifiable intangible assets	570	1,655	510	180	165	3,080
Goodwill	779	5,019	5,245	1,031	689	12,763
Total assets acquired	$5,531	$22,551	$6,800	$4,950	$7,548	$47,380

Current liabilities	(122)	(114)	(44)	(56)	(79)	(415)
Total assumed liabilities	(122)	(114)	(44)	(56)	(79)	(415)
Total consideration transferred, net of cash acquired of $25	$5,409	$22,437	$6,756	$4,894	$7,469	$46,965

Components of consideration transferred
Cash	$5,409	$20,467	$6,416	$4,646	$7,089	$44,027
Holdback	-	500	340	248	380	1,468
Contingent consideration	-	1,470	-	-	-	1,470
Total	$5,409	$22,437	$6,756	$4,894	$7,469	$46,965
Transaction expenses included in “other operating expense” in the condensed consolidated statement of operations for the six months ended December 26, 2021	$70	$358	$79	$191	$61	$759

Asset acquisition: For asset acquisitions, we apply the cost accumulation model in accordance with the applicable accounting standards. The cost accumulation model requires us to measure all the acquired assets and assumed liabilities at their fair value and then adjust them based on the total consideration transferred. The following table summarizes the allocation of the fair value amounts under a cost accumulation approach:

Identifiable assets acquired and liabilities assumed	Bowl America	Super Play	Total
Current assets	$2,949	$5	$2,954
Property and equipment	40,121	8,564	48,685
Identifiable intangible assets	1,099	1,136	2,235
Assets held for sale	10,985	-	10,985
Current liabilities	(1,426)	(81)	(1,507)
Deferred tax liability	(9,107)	-	(9,107)
Total Consideration Transferred	$44,621	$9,624	$54,245

The following summarizes the key valuation approaches and assumptions utilized in calculating fair values for Business Combinations and Asset Acquisitions:

Property and equipment — Buildings and site improvements are valued using the cost approach and land is valued using the sales comparison approach. The fair value of tangible personal property was determined primarily using the cost approach. The current use of certain nonfinancial assets acquired differed from their highest and best use, due to local market conditions, the value of the land exceeding the combined fair values of the land and building, and zoning and commercial viability of the surrounding area. The valuation inputs used to determine the fair value of the land and building are based on level 3 inputs, including discount rates, sales projections, and future cash flows.

Assets held for sale — We utilize a valuation specialist to determine the assets held for sale estimated fair value less costs to sell. These inputs are classified as level 2 fair value measurements.

Intangible assets — We acquired intangible assets including trade names, non-competition agreements, customer relationships and liquor licenses.

●	Trade names: Trade names are recognized during Business Combinations and Asset Acquisitions using the relief-from-royalty method, which is considered a Level 3 fair value measurement due to the use of unobservable inputs. Significant assumptions used in the calculation include: revenue projections, a royalty rate based on qualitative factors and the market-derived royalty rates, discount rate based on the Company’s weighted average cost of capital (WACC) adjusted for risks commonly inherent in trade names.

●	Non-Competition: Non-compete agreements are recognized during Business Combinations and Asset Acquisitions. The Company records the fair value of non-competition agreements using the differential discounted cash flow method income approach, a Level 3 fair value measurement due to the use of unobservable inputs. Significant assumptions used in the fair value calculations for non-competition agreements include: potential competitor impact on revenue and expense projections, discount rate based on the Company’s WACC adjusted for risks commonly inherent in intangible assets, specifically non-compete agreements.

●	Customer relationships: The Company records customer relationships for Business Combinations and Asset Acquisitions based on the fair value of contractual customer relationships with bowling leagues using the excess earnings income approach and discounted cash flow method, which are considered Level 3 fair value measurements due to the use of unobservable inputs. Significant assumptions used in the fair value calculations for relationships include: revenue and expense projections, customer retention rate for leagues, discount rate based on the Company’s WACC adjusted for risks inherent in intangible assets, specifically customer relationships and the remaining useful life.

●	Liquor licenses: The Company records the fair value of brokered liquor licenses acquired in Business Combinations and Asset Acquisitions using the market approach. Significant assumptions used in the calculation include approximation based on recent sales of liquor licenses in the respective jurisdictions and assignment of an indefinite useful life as licenses do not expire and can be sold to third parties.

Contingent Consideration — The CHB Sports, Inc. business combination included $1,470 of non-cash contingent consideration. The contingency depends on approvals by the local township that requires us to transfer real property in the event of certain decisions being made. The range of contingent consideration is $0 - $1,470. We recorded the amount based on:

(i)	The probability of the contingency being met

(ii)	A comparable sales approach to determine the value of the non-cash consideration.

These inputs are classified as level 3 on the fair value hierarchy.

Deferred Tax Liability – Since the Bowl America acquisition was a non-taxable stock acquisition, the Company recorded deferred tax liabilities for the difference between the tax carryover basis and the book value of the opening balances, which were recorded and allocated based on fair values to the respective assets acquired.

(6) Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended December 26, 2021:

Balance as of June 27, 2021	$726,156
Goodwill resulting from acquisitions	12,855
Balance as of December 26, 2021	$739,011

Intangible Assets:

	December 26, 2021				June 27, 2021
	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	3	$9,900	$(8,250)	$1,650	1	$9,900	$(7,920)	$1,980
Bowlmor trade name	0	6,500	(4,631)	1,869	6	6,500	(2,600)	3,900
Other acquisition trade names	5	1,610	(375)	1,235	7	1,010	(173)	837
Customer relationships	3	20,652	(12,141)	8,511	3	18,370	(10,471)	7,899
Management contracts	2	1,800	(1,294)	506	2	1,800	(1,150)	650
Non-compete agreements	4	1,921	(681)	1,240	4	1,200	(514)	686
PBA member, sponsor & media relationships	8	1,400	(412)	988	8	1,400	(322)	1,078
Other intangible assets	5	921	(123)	798	—	—	—	—
	3	$44,704	$(27,907)	$16,797	4	$40,180	$(23,150)	$17,030
Indefinite-lived intangible assets:
Liquor licenses		9,720	$-	9,720		9,027	-	9,027
PBA trade name		3,100	$-	3,100		3,100	-	3,100
Bowlero trade name		66,900	$-	66,900		66,900	-	66,900
		79,720	-	79,720		79,027	-	79,027
		$124,424	$(27,907)	$96,517		$119,207	$(23,150)	$96,057

The Company reviewed the estimated useful life of its Bowlmor tradename as part of the Company’s plans to rebrand its Bowlmor centers to Bowlero centers. Based on that review, the Company determined that the intangible asset associated with the Company’s Bowlmor tradename has a useful life shorter than initially estimated. During the fiscal quarter ended December 26, 2021, the Company adjusted the remaining useful life of the Bowlmor tradename from 5.75 years to 6 months. The change in useful life was made as a prospective adjustment and resulted in an increase in amortization expense of $1,706 for the quarter.

(7) Property and Equipment

As of December 26, 2021 and June 27, 2021, property and equipment consists of:

	December 26,	June 27,
	2021	2021
Land	$73,272	$19,879
Buildings and improvements	49,633	16,155
Leasehold improvements	326,489	313,441
Equipment, furniture, and fixtures	340,034	315,719
Construction in progress	36,794	27,028
	$826,222	$692,222
Accumulated depreciation	(311,231)	(276,561)
Property and equipment, net of accumulated depreciation	$514,991	$415,661

The following table shows depreciation expense related to property and equipment for the three and six months ended December 26, 2021, and December 27, 2020:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2021	2020	2021	2020
Depreciation expense	$18,054	$16,739	$34,947	$33,372

Assets held for sale:

Total assets held for sale at December 26, 2021 and June 27, 2021 of $14,281 and $686, includes liquor licenses of $315 and $175, respectively. During the six months ended December 26, 2021, we acquired real property, which we plan to sell within the next 12 months.

(8) Internal Use Software

The following table presents a roll-forward of capitalized internal use software for the six months ended December 26, 2021:

Capitalized internal use software	Balance at June 27, 2021	Additions	Balance at December 26, 2021
Internal use software, gross	$20,420	$2,133	$22,553
Accumulated Amortization	(11,358)	(1,329)	(12,687)
Internal use Software, net	9,062	804	9,866

The following table presents amortization expense for the three and six months ended December 26, 2021:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2021	2020	2021	2020
Amortization expense	$665	$549	$1,329	$1,087

(9) Accrued Expenses

As of December 26, 2021 and June 27, 2021, accrued expenses consist of:

	December 26,	June 27,
	2021	2021
Customer deposits	$17,029	$7,114
Taxes and licenses	10,336	9,646
Compensation	10,310	13,577
Other	9,238	1,842
Insurance	6,125	8,285
Deferred revenue	4,195	5,885
Utilities	4,103	3,399
Deferred rent	3,849	4,384
Interest	3,459	4,693
Professional fees	917	4,473
Asset retirement obligations	129	352
Total accrued expenses	$69,690	$63,650

(10) Debt

The following table summarizes the Company’s debt structure as of December 26, 2021 and June 27, 2021:

	December 26, 2021	June 27, 2021
First Lien Credit Facility Revolver	$-	$39,853
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bearing variable rate interest; 4.50% and 4.55% at December 26, 2021 and June 27, 2021, respectively, excluding impact of hedging)	796,429	800,534
Incremental Liquidity Facility	-	45,000
New Revolver (Maturing April 4, 2024)	86,434	-
	$882,863	$885,387
Less:
Unamortized financing costs	(8,274)	(9,800)
Current portion of unamortized financing costs	3,228	3,152
Current maturities of long-term debt	(8,211)	(8,211)
Total long-term debt	$869,606	$870,528

New Revolver: On December 15, 2021, the Company entered into a Sixth Amendment (Sixth Amendment) to the First Lien Credit Agreement, by and among Bowlero, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders.

Pursuant to the Sixth Amendment, the revolving credit facility under the First Lien Credit Agreement was refinanced and replaced by a $140,000 senior secured revolving credit facility (“New Revolver”), which has a maturity date of the earlier of December 15, 2026 or the date that is 90 days prior to the scheduled maturity date of any term loans outstanding under the First Lien Credit Agreement in an aggregate principal amount exceeding $175,000.  Since the term loan under the First Lien Credit Agreement matures on July 3, 2024, the maturity date for the New Revolver is currently April 4, 2024. Interest on borrowings under the New Revolver is initially based on either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Alternate Base Rate, as further described in the First Lien Credit Agreement.

In addition, on December 17, 2021, Bowlero entered into a Seventh Amendment (“Seventh Amendment”) to the First Lien Credit Agreement pursuant to which the total revolving commitments under the New Revolver were increased by $25,000 to an aggregate amount of $165,000. No changes, other than increasing the aggregate principal amount of revolving commitments thereunder, were made to the terms of the New Revolver in connection with the Seventh Amendment.

The New Revolver is subject to, among other provisions, covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of Bowlero. In addition, the New Revolver is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if the New Revolver is at least 35% utilized (subject to certain exclusions) at the end of such fiscal quarter. However, application of this financial covenant is waived until March 27, 2022 for so long as we maintain Core Liquidity (as defined in the First Lien Credit Agreement) of not less than $20,000, calculated on each business day and certified monthly, and complies with certain other restrictions.

The New Revolver is also subject to customary events of defaults. Payment of borrowings under the New Revolver may be accelerated if there is an event of default, and Bowlero would no longer be permitted to borrow additional funds under the New Revolver while a default or event of default were outstanding. No changes were made to the terms of the term loan under the First Lien Credit Agreement in connection with the Sixth Amendment or the Seventh Amendment.

First Lien Credit Facility Term Loan: The term loan under the First Lien Credit Agreement is repaid on a quarterly basis on the last business day of the last month of each calendar quarter in principal payments of $2,053 with the remaining balance maturing and fully payable on July 3, 2024.

Incremental Liquidity Facility: On December 15, 2021, the principal, accrued and unpaid interest and fees outstanding under the Incremental Liquidity Facility were repaid in full and all commitments to extend credit thereunder were terminated and any security interests and guarantees in connection therewith were terminated and/or released.

First Lien Credit Facility Revolver: On December 15, 2021, the principal, accrued and unpaid interest and fees outstanding under the First Lien Credit Agreement revolver were repaid in full and all commitments to extend credit thereunder were terminated and any security interests and guarantees in connection therewith were terminated and/or released.

Letters of Credit: Outstanding standby letters of credit as of December 26, 2021 total $9,147 and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the New Revolver is reduced by the outstanding standby letters of credit.

The Company was in compliance with all debt covenants as of December 26, 2021.

(11) Income Taxes

The Company’s effective tax rate for the six months ended December 26, 2021 is 24% benefit. The difference between the US federal statutory rate of 21% and the quarter-to-date effective tax rate is mainly due to the $7,454 favorable adjustment to income taxes for the release of certain valuation allowances with the recording of deferred income tax liabilities associated with the Bowl America acquisition, reduced by other changes in the valuation allowance and state and local taxes. The effective tax rate for the six months ended December 27, 2020 is 0% and differs from the US federal statutory rate of 21% primarily due to the changes in the valuation allowance and state and local taxes.

(12) Commitments and Contingencies

Litigation and Claims: The Company is currently, and from time to time may be, subject to claims and actions arising in the ordinary course of its business, including general liability, fidelity, workers’ compensation, employment claims, and Americans with Disabilities Act (ADA) claims. The Company has insurance to cover general liability and workers’ compensation claims and reserves for claims and actions in the ordinary course. The insurance is subject to a self-insured retention. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance.

In management’s opinion, there are no claims or actions either individually or in the aggregate that are expected to have a material adverse impact on the Company’s financial position or results of operations.

(13) Warrants

The following table summarizes the warrants outstanding as of December 26, 2021:

Class of Warrants	Number Outstanding
Public warrants	11,827,899
Private placement warrants	3,778,445
Unvested private placement warrants	1,619,348
17,225,692

Public Warrants:

There are 17,225,692 warrants outstanding of which 11,827,899 were public warrants, including 8,494,566 warrants issued by Isos at the time of its IPO (and that became Bowlero’s warrants) and 3,333,333 warrants issued by Bowlero on the Closing Date to purchase shares of Class A Common Stock for an aggregate purchase price of $100,000 pursuant to the Forward Purchase Contract. The warrants entitle the holders to acquire Class A Common Stock.

Each whole warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Pursuant to the warrant agreement, a holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the Closing Date or earlier upon redemption or liquidation.

Redemption of Warrants for Cash

Once the warrants become exercisable, Bowlero may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported closing price of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before Bowlero sends the notice of redemption to the warrant holders.

Private Placement Warrants: The 3,778,445 private warrants (including the Class A Common Stock issuable upon exercise of the private warrants) are not redeemable by Bowlero for cash so long as they are held by Isos Acquisition Sponsor LLC (“Sponsor”), members of the Sponsor, LionTree Partners LLC (“LionTree”) or their permitted transferees. The initial purchasers of these warrants, or their permitted transferees, have the option to exercise the warrants on a cashless basis.

Unvested Private Placement Warrants. On the Closing Date, 1,189,037 warrants held by the Sponsor and 430,311 warrants held by LionTree became unvested. 50% of the unvested warrants will revest only to the extent the closing price of Class A Common Stock exceeds $15.00 per share and 50% will revest if the price exceeds $17.50 per share, and as further provided in the Sponsor Support Agreement prior to the fifth anniversary of the Closing Date (with any warrants unvested as of such date being forfeited and cancelled).

Except as described in this section, the private placement warrants have terms and provisions that are identical to those of the public warrants, including that they may be redeemed for shares of Class A Common Stock. If the private placement warrants are held by holders other than the Sponsor, LionTree or their permitted transferees, the private placement warrants will be redeemable by Bowlero and exercisable by the holders on the same basis as the public warrants.

(14) Earnouts

Old Bowlero’s stockholders and option holders received additional shares of Bowlero common stock (the Earnout Shares). Earnout Shares vest during the period from and after the Closing until the fifth anniversary of the Closing (the Earnout Period). The following tranches of Earnout Shares were issued to Old Bowlero stockholders:

(a) 10,375,000 Earnout Shares, if the closing share price of Bowlero’s class A common stock, par value $0.0001 per share (Class A common stock) equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date and

(b) 10,375,000 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period.

During the Earnout Period, if Bowlero experiences an Acceleration Event, which as detailed in the BCA includes a change of control, liquidation or dissolution of the Company, bankruptcy or the assignment for the benefit of creditors the appointment of a custodian, receiver or trustee for all or substantially all the assets or properties of the Company), then any Earnout Shares that have not been previously issued by Bowlero (whether or not previously earned) to the Bowlero stockholders or holders of Options or issued but not vested will be deemed earned and issued or vested by Bowlero as of immediately prior to the Acceleration Event, unless, in the case of an Acceleration Event, the value of the consideration to be received by the holders of Bowlero common stock in such change of control transaction is less than the applicable stock price thresholds described above. If the consideration received in such Acceleration Event is not solely cash, Bowlero’s board of directors will determine the treatment of the Earnout Shares.

Prior to the contingency being met, all but 152,370 Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met. During the six months ended December 26, 2021, the Company recognized $7 in compensation costs associated with these earnouts. The estimated fair value of the earnout is determined by using a Monte-Carlo simulation model.

As part of the Sponsor Support Agreement, the Sponsor and LionTree were issued 1,611,278 Earnout Shares which vest during the period from and after the Closing until the fifth anniversary of the Closing: (a) 805,639 Earnout Shares if the closing share price of Bowlero’s Class A common stock equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date and (b) 805,639 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period.

(15) Derivatives

The Company uses interest rate swaps and cap agreements to convert a portion of its variable interest rate exposure to fixed rates to protect the Company from future interest rate increases. The Company’s interest rate swap and cap agreements consist of the following:

	December 26, 2021		June 27, 2021
	Notional Amounts	Expiration	Notional Amounts	Expiration
Interest rate swaps	$552,500	June 30, 2022	$552,500	June 30, 2022
Interest rate caps	97,500	March 31, 2022	97,500	March 31, 2022
Total notional amounts	$650,000		$650,000

Under the swap agreements, the Company pays a fixed rate of interest of 2.561% and receives an average variable rate of the one-month LIBOR adjusted monthly. Under the interest rate cap agreements, the Company pays a fixed rate fee of 0.179% on the notional amount and has a strike rate of 3.00%.

The fair values of the swap and cap agreements as of December 26, 2021 and June 27, 2021 were liabilities of $4,462 and $8,869, respectively, and are included in other current liabilities in the consolidated balance sheets.

The reclassifications from accumulated other comprehensive income (AOCI) into income during the three and six months ended December 26, 2021 and December 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2021	2020	2021	2020
Interest Expense Reclassified from AOCI into net loss	$2,203	$2,266	$4,405	$4,532

The fair value of the Swap and Cap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations. There are no income taxes related to the amounts recorded to AOCI due to tax credits and the full valuation allowance on deferred taxes.

(16) Fair Value of Financial Instruments

Debt

The fair value and carrying value of our debt as of December 26, 2021 and June 27, 2021 are as follows:

	December 26, 2021	June 27, 2021
Carrying value	$882,863	$885,387
Fair value	881,999	887,102

The fair value of our debt is estimated based on information provided by JP Morgan Chase Bank, N.A. and is based on trading levels of lenders buying and selling their participation levels of funding (Level 2).

Items Measured at Fair Value on a Recurring Basis

As of December 26, 2021 and June 27, 2021, the Company held certain liabilities that were required to be measured at fair value on a recurring basis. The following tables are summaries of fair value measurements and hierarchy level as of:

	December 26, 2021
	Level 1	Level 2		Level 3	Total
Public warrants	$15,612	$-		$-	$15,612
Unvested private placement warrants	-	-		5,022	5,022
Unvested Warrants	-	-		1,861	1,861
Earnout shares	-	-		158,572	158,572
Contingent consideration	-		_	1,470	1,470
Derivatives	-	4,462		-	4,462
Total liabilities	$15,612	$4,462		$166,925	$186,999

The fair value of the warrant liability is classified as Level 1 and Level 3, depending on the class of warrant. The fair values of private warrants, unvested warrants, and earn-out shares were established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulation as of December 26, 2021 were as follows:

Input	Warrant Liability	Earnout
Expected Term in years	4.97	4.97
Expected Volatility	22.3%	55%
Risk-free interest rate	1.25%	1.25%
Stock price	$9.15	$9.15
Dividend Yield	-	-

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 Earnout liability and Warrant Liability for the six months ended December 26, 2021:

	June 27, 2021	Issuances	Settlements	Changes in fair value	December 26, 2021
Earnouts	$-	$181,113	$-	$(22,541)	$158,572
Warrant liability	-	22,426	-	69	22,495
Totals:	$-	$203,539	$-	$(22,472)	$181,067

There were no transfers in or out of any of the levels of the valuation hierarchy during the fiscal year ended June 27, 2021.

Derivatives - The Company’s interest rate swap agreements are valued using observable inputs; therefore, the resulting obligation is classified within Level 2 of the fair value hierarchy at December 26, 2021 and June 27, 2021.

Redeemable Common Stock – Old Bowlero

The redeemable common stock of Old Bowlero was not listed on an established public trading market, therefore, market prices were not available. The Company utilized an independent valuation specialist to determine the fair market value of our redeemable common stock based upon our estimated enterprise value using the income approach, which includes the use Level 3 inputs. As a result, the redeemable common stock is classified within Level 3 of the fair value hierarchy. Key assumptions used in estimating the fair value of our redeemable common stock included projected revenue growth and costs and expenses, which were based on internal projections, historical performance, and the business environment, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. See Note 17 - Common Stock. Preferred Stock and Stockholders’ Equity, for further information.

Items Measured at Fair Value on a Non-Recurring Basis

The Company’s significant assets measured at fair value on a non-recurring basis subsequent to their initial recognition include assets held for sale. We utilize third party broker of value amounts to record the assets held for sale at their fair value less costs to sell. These inputs are classified as level 2 fair value measurements.

Other Financial Instruments

Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.

(17) Common Stock, Preferred Stock and Stockholders’ Equity

Common Stock

The Company is authorized to issue three classes of stock to be designated, respectively, Class A Common Stock, Class B Common Stock (together with Class A Common Stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Corporation shall have authority to issue is 2,400,000,000, divided into the following:

Class A:

●	Authorized: 2,000,000,000, with a par value of $0.0001 per share

●	Issued and Outstanding: 107,066,196 (inclusive of 2,756,454 shares subject to possible forfeiture) as of December 26, 2021

Class B:

●	Authorized: 200,000,000, with a par value of $0.0001 per share

●	Issued and Outstanding: 58,311,203 as of December 26, 2021

Preferred Stock:

●	Authorized: 200,000,000, with a par value of $0.0001 per share

●	Issued and Outstanding: 200,000 of Series A Preferred Stock as of December 26, 2021

The rights of the holders of Class A Common Stock and Class B Common Stock are identical, except with respect to conversion and voting. Shares of Class B Common Stock are convertible into an equivalent number of shares (one-for-one) of Class A Common Stock automatically upon transfer,  or upon the earliest to occur of (i) the 15th anniversary of the Closing Date, with respect to Thomas F. Shannon’s (ii) the death or disability, (iii) ceasing to beneficially own at least 10% of the outstanding shares of Class A Common Stock and Class B Common Stock or (iv) his employment as our CEO, being terminated for cause.   Holders of Class B Common Stock may convert their shares into shares of Class A Common Stock at any time at their option. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Any dividends paid to the holders of Class A Common Stock and Class B Common Stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A Common Stock and Class B Common Stock.

Redeemable Common Stock - Old Bowlero

Old Bowlero had issued 51,397,025 shares (“Old Bowlero Redeemable Common Stock”) to its Chairman and CEO on July 3, 2017. These shares were subject to a repurchase option in the event of the Chairman’s death or disability. The amount presented in temporary equity as of June 27, 2021 represents the estimated fair value of those shares. Old Bowlero’s obligation to repurchase these shares would terminate upon the occurrence of a Change of Control or upon the consummation of a Public Offering. The increase in the repurchase obligation was recorded via adjustments to additional paid-in capital.

As of the Closing Date, we exchanged 51,397,025 shares of Old Bowlero Redeemable Common Stock for 51,397,025 shares of Class B Common stock of the Company. As of December 26, 2021, there was no Old Bowlero Redeemable Common Stock remaining.

Series A Preferred Stock – Old Bowlero

Old Bowlero had authorized 200,000 shares of Old Bowlero Series A Preferred Stock (“Old Bowlero Preferred Stock”) at a $0.0001 par value per share of which 106,378 shares were issued and outstanding as of June 27, 2021. There were no voting rights associated with the Old Bowlero Preferred Stock. Dividends accumulated on a daily basis commencing from the July 3, 2017 issue date. The dividend rate was 8% for the first 3 years. Effective November 15, 2019, the rate following the first three years was amended from 10% to 6%. The Old Bowlero Preferred Stock was redeemable at the option of Old Bowlero at any time on or after July 3, 2020. The Old Bowlero Preferred Stock was classified as temporary equity because the shares had certain redemption features that were not solely in the control of the reporting entity.

As of the Closing Date, we redeemed the Old Bowlero Preferred Stock with a cash payment of $145,298. As of December 26, 2021, there was no Old Bowlero Preferred Stock outstanding.

Series A Preferred Stock

As of December 26, 2021, the Company had issued and outstanding 200,000 shares of Preferred Stock. Holders of Preferred Stock have voting rights in certain matters that require vote or consent of holders representing a majority of the outstanding shares of the Preferred Stock. There are no other voting rights associated with the Preferred Stock as long as management holds over 50% of the equity voting power.

Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for June 30 and December 15 for December 31 payment date. Declared dividends will be paid in cash if the Company declares dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind.

The Preferred Stock is redeemable if a Fundamental Change occurs and each holder will have the right to require the Company to repurchase such holders’ shares of Preferred Stock or any portion thereof for a cash purchase price. A Fundamental Change includes events such as a person or a group becoming direct or indirect owner of share of the Company’s Common Stock representing more than 50% of the voting power, consummation of a transaction with which all the Common Stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive cash or other property, Company’s stockholders approve any plan or proposal for the liquidation or dissolution of the Company, or the Company’s Common Stock ceases to be listed on any of the NYSE or The Nasdaq Global Market or The Nasdaq Global Select Market (or any of their respective successors).

The Preferred Stock has conversion options providing (1) the holder the right to submit all, or any whole number of shares that is less than all, of their shares of Preferred Stock pursuant to an Option Conversion and (2) the Company has the right to exercise at its election a Mandatory Conversion settled in Common Stock with the exception of the payment of cash in lieu of any fractional shares following the second anniversary of the initial issue date, if the closing price of the stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Additionally, the Company may, from time to time, repurchase Preferred Stock in the open market purchases or in negotiated transactions without delivering prior notice to holders of Preferred Stock.

The Company has classified the Preferred Stock as temporary equity as the shares have certain redemption features that are not solely in the control of the Company. The Preferred Stock is not currently redeemable because the deemed liquidation provision is considered a substantive condition that is contingent on the event and it is not currently probable that it will become redeemable.

(18) Stock Based Compensation

The Company has three stock incentive plans, the 2017 Stock Incentive Plan (“2017 Plan”), the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are to attract and retain key personnel by providing them the opportunity to acquire equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders. There has been no activity or costs incurred for the ESPP to date.

2017 Plan: The 2017 Plan was approved on September 29, 2017 and is a broad-based plan that provides for the grant of non-qualified stock options to our executives and certain other employees for up to a maximum of 16,316,506 shares (retroactively stated for application of the recapitalization). The 2017 Plan was subsequently amended on January 7, 2020 to 50,581,181 shares (retroactively stated for application of the recapitalization). As of December 15, 2021, no additional options are available to be granted under the 2017 Plan. The 2017 Plan was administered by the Board of Directors, which approved grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Awards were generally granted based on the individual’s performance. Stock options granted under the 2017 Plan had a maximum contractual term of twelve years from the date of grant, an exercise price not less than the fair value of the stock on the grant date and generally vested over four years in equal quarterly installments for the time-based options and upon occurrence of a liquidity event for the performance-based options.

The Company recorded compensation cost for all performance-based and unvested time-based options of $24,516 and $138, respectively, due to the Merger on December 15, 2021, since the terms of these options were such that the options vested upon the occurrence of a liquidity event. The Merger was a liquidity event that triggered the vesting of these options. For the six months ended December 27, 2020, we recorded compensation cost of $1,537 in selling, general and administrative expenses and $8 in cost of revenues within the condensed consolidated statements of operations.

A summary of stock options outstanding under the 2017 Plan at December 26, 2021, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term	Aggregate Instrinsic Value
Outstanding at June 27, 2021	49,331,455	$8.58	10.00
Granted	-	-	-
Exercised - stock	10,173,555	10.00
Repurchased - cash	639,122	-	-
Forfeited and cancelled	17,962,450	13.53
Outstanding at December 26, 2021	20,556,328	7.11	9.97	41,986,360
Vested as of December 26, 2021	20,556,328
Exercisable as of December 26, 2021	20,556,328

2021 Plan: The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the 2021 Plan. Share to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to annual increase on the first day of each calendar year beginning January 1, 2022. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.

During the quarter ended December 26, 2021, the Company recorded $3,323 in compensation cost recognized for 665,912 fully vested options reallocated and $14,228 in compensation cost for 1,422,813 shares for a share-based bonus.

A summary of stock options and restricted stock units (RSUs) outstanding under the 2021 Plan at December 26, 2021, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term
Outstanding at December 14, 2021	-
Granted	9,415,912	$10.00	7.00
Exercised	-	-	-
Forfeited and cancelled	-
Repurchased or settled	-
Outstanding at December 26, 2021	9,415,912	10.00	7.00
Vested as of December 26, 2021	665,912
Exercisable as of December 26, 2021	665,912

The following table presents time-based RSUs as of December 26, 2021:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Term
Outstanding at December 14, 2021	-	-	-
Granted	147,000	10.00	1.00
Vested	-	-	-
Forfeited	-
Outstanding at December 26, 2021	147,000

The following table presents the earnout RSUs as of December 26, 2021:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Term
Outstanding at December 14, 2021	-	-	-
Granted	152,370	7.14	5.00
Vested	-	-	-
Forfeited	-
Outstanding at December 26, 2021	152,370

As of December 26, 2021, the total compensation cost related to non-vested time-based awards not yet recognized is $43,850 and is expected to be recognized on a graded vesting schedule over the next seven years.

For the six months ended December 26, 2021, we recorded compensation cost of $29,074 in selling, general and administrative expenses and $84 in cost of revenues within the condensed consolidated statements of operations for both the 2017 and 2021 Plans.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following range of weighted average assumptions for options granted in fiscal 2022:

Expected term in years	6.68
Interest rate	1.39%
Volatility	55.6%
Dividend yield	-

The expected volatility is based on historical volatilities of companies considered comparable to the Company. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding.

(19) Net Loss Per Share

Net loss per share calculations for all periods prior to the Closing have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization.

The computation of basic and diluted net loss per Class A common share is as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Numerator:
Net loss allocated to Class A common stockholders	$(34,937)	$(51,097)	$(22,805)	$(93,895)

Denominator:
Weighted-average shares outstanding - Class A Common Shares	141,706,302	146,848,328	144,277,315	146,848,328

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.25)	$(0.35)	$(0.16)	$(0.64)

The computation of basic and diluted net loss per Class B common share is as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Numerator:
Net loss allocated to Class B common stockholders	$(1,738)	$-	$(557)	$-

Denominator:
Weighted-average shares outstanding - Class B Common Shares	7,048,607	-	3,524,303	-

Net loss per share attributable to Class B common stockholders, basic and diluted	$(0.25)	$-	$(0.16)	$-

(20) Segment Information

The Company has one reporting segment, which consists of operating a bowling entertainment business. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions. Our CODM assesses performance based on consolidated as well as bowling center-level revenue and operating profit.

The Company attributes revenue to individual countries based on the Company’s bowling center locations. The Company’s bowling centers are located in the United States, Mexico and Canada. The Company’s revenues generated outside of the United States and invoiced in Mexico and Canada for the three and six months ended December 26, 2021 and December 27, 2020 are not material.

The Company’s long-lived assets in Mexico and Canada based on country of location, which includes property and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization totaled $21,133 and $22,333, at December 26, 2021 and June 27, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the final prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933, as amended, (the “Securities Act”), with the Securities and Exchange Commission, (the “SEC”), on February 1, 2022 (the “Prospectus”).

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, the “Company”, and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. Unless otherwise indicated, all financial information in this section is presented in thousands, except share and per share data.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial of Bowlero. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our business strategy, financial projections, anticipated growth and market opportunities.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that we “believe,” and similar statements reflect only our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results to differ include:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain our key employees;

●	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;

●	the risk that the market for our entertainment offerings may not develop on the timeframe or in the manner that we currently anticipate;

●	general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact its business;

●	our ability to attract new customers and retain existing customers;

●	changes in consumer preferences and buying patterns;

●	inability to compete successfully against current and future competitors in the highly competitive out-of-home and home-based entertainment markets;

●	inability to operate venues, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements;

●	damage to brand or reputation;

●	our ability to successfully defend litigation brought against us;

●	our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties;

●	failure to hire and retain qualified employees and personnel;

●	fluctuations in our operating results;

●	security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures;

●	catastrophic events, including war, terrorism and other international conflicts, adverse weather conditions, public health issues or natural catastrophes and accidents;

●	risk of increased regulation of our operations;

●	the ability to maintain the listing of our Class A Common Stock and warrants on NYSE;

●	our future capital needs;

●	the significant uncertainty created by the COVID-19 pandemic and the negative impact of the COVID-19 pandemic on our business; and

●	other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Risk Factors” herein, and other filings that have been made or will be made by us with the SEC.

Overview

Bowlero Corp. is the world’s largest operator of bowling entertainment centers. The Company operates traditional bowling centers and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting.

The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of new centers and through acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). Due in part to the COVID-19 pandemic, the Company’s revenue for fiscal 2021 as compared to fiscal 2020 decreased by 26.7% on a same-store basis. However, during fiscal year 2021, the Company saw positive trends for revenue growth as we continue to re-open our centers, as well as positive growth from acquisitions and new centers. For the three months of our second quarter of fiscal 2022 (from September 26, 2021 to December 26, 2021), as compared to the corresponding periods in fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and fiscal 2020, the Company’s total revenue (inclusive of acquisitions and new centers) increased by 177% and 11%, respectively, and on a same-store basis increased by 173% and 1.6%, respectively. For the first six months of our fiscal 2022 (from June 28, 2021 to December 26, 2021), as compared to the corresponding periods in fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and fiscal 2020, the Company’s total revenue (inclusive of acquisitions and new centers) increased by 212% and 17%, respectively, and on a same-store basis increased by 211% and 7.5%, respectively. We continue to see positive momentum for future demand and we have recovered to better than pre-pandemic performance. This growth came despite the emergence of the COVID-19 Omicron variant which had a significant impact on results. In particular, the corporate event business (which typically peaks in the second fiscal quarter) was significantly reduced in connection with delayed/ reversed returns to the office. This was particularly impactful in New York City area and Silicon Valley, CA area. While we generated a strong financial performance prior to the COVID-19 pandemic, the impact of COVID-19, its variants, the governmental actions imposed in response to the virus, and the resulting consequences on our consumer’s risk tolerance toward health and safety matters remains uncertain. Refer to the section titled “Risk Factors” for further information.

The Business Combination

On December 15, 2021, we completed the business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of July 1, 2021, as amended on November 1, 2021 (the Business Combination Agreement), by and among Isos Acquisition Corporation (“Isos”) and Bowlero Corp. (“Old Bowlero”). Pursuant to the Business Combination Agreement, Old Bowlero was merged with and into Isos, with Isos surviving the merger, and Isos was renamed “Bowlero Corp.”

Recent Developments

Bowlero’s results for the first six months of fiscal 2022 exhibit the strong rebound in our operations with reductions in COVID-19 closures and restrictions, the strength of our business model, the increase in confidence of our customers, and the resilience in the bowling market. Additionally, the further improvements in our quarterly results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the six months ended December 26, 2021:

●	During the three and six months ended December 26, 2021, we made three and seven acquisitions (inclusive of those acquisitions of businesses that are accounted for as asset acquisitions), respectively, that we believe will aid the Company in four key geographic markets, and aid in leveraging our fixed costs by adding 24 centers in total.

●	During the six months ended December 26, 2021, we completed two new builds, which opened in the beginning of our second fiscal quarter. We also signed two new agreements for build-outs in prime markets.

●	In total, we added 26 centers, net, through these acquisitions and new builds during the first six months of fiscal 2022.

We continue to address the impacts of the COVID-19 pandemic, including the governmental actions imposed in response. The rise of the Delta and Omicron variants of COVID-19 and public health official’s response to potential resurgences in the virus could impact our future operations. For example, some of our centers operate in jurisdictions that require a proof of vaccination and/or face masks, among other protocols. There remains significant uncertainty on the future of the pandemic, acceptance of available vaccines, and the public’s receptiveness to those measures. Although we believe our recent results, actions, and goals exhibit our strength in the bowling market and our position for the future growth, we may incur future expenses related to retaining and hiring employees, training team members, and navigating the disruption in the food and beverage supply chains.

Impact of COVID-19

In mid-March of 2020, the Company temporarily suspended all operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the novel coronavirus known as COVID-19. Starting in April 2020, the Company began reopening centers and restoring operations. During the six months ended December 26, 2021, all but two of our centers were open and the remaining two centers re-opened on September 13, 2021 and have remained open. On January 5, 2022, our two centers in Canada closed and reopened on January 31, 2022. Some of our centers are not operating at full capacity due to, among other factors, social distancing requirements, and other operational restrictions. The temporary suspension of our operations and subsequent operational restrictions have had an adverse impact on the Company’s profitability and cash flows. The Company continues to take incremental actions to address these evolving impacts and the governmental actions imposed in response to COVID-19 and its variants. We cannot predict with certainty how fast customers will return to our centers, or if we would need to re-impose restrictions due to the continued spread of the COVID-19 virus and variants of the COVID-19 virus. The Company continues to monitor health authority requirements when evaluating the protocols we have in place.

While the future impact of the COVID-19 situation is not known, as centers remain open and operating, we continue to see favorable trends with increasing sales and positive center-level cash flows due, in part, to a revamped operating model that is being executed at lower cost. We continue to monitor the situation closely and it is possible that we will implement further measures.

Trends

There are a number of trends that we expect to materially affect our future operating results, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor, raw materials and other food and beverage costs. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of centers not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.

The following graph and table detail the Company’s quarterly revenues and net income (loss) over the previous eight quarters:

(in thousands)	March 29, 2020	June 28, 2020	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021
Revenues	$175,893	11,126	49,931	73,988	112,212	159,103	180,978	205,190
Net income (loss)	7,127	(84,748)	(40,772)	(49,137)	(23,091)	(13,461)	15,564	(34,454)

The following graph details the Company’s trailing fifty-two week revenues, net income (loss), and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) on a quarterly basis over the previous quarters. Adjusted EBITDA represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants.

Trailing Fifty-Two Week Revenues, Net income (loss), & Adjusted EBITDA and Thirteen Week Revenues, Net loss, & Adjusted EBITDA (in thousands)
Revenues
$600,000
$575,000
$550,000
$525,000
$500,000
$475,000
$450,000
$425,000
$400,000
$375,000
$350,000
$325,000
$300,000
$275,000
$250,000
$225,000
$200,000
$175,000
$150,000
$125,000
$100,000
$75,000
$50,000
$25,000
$-
Net income (loss) and Adjusted EBITDA
$220,000
$210,000
$200,000
$190,000
$180,000
$170,000
$160,000
$150,000
$140,000
$130,000
$120,000
$110,000
$100,000
$90,000
$80,000
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$-
$(10,000)
$(20,000)
$(30,000)
$(40,000)
$(50,000)
$(60,000)
$(70,000)
$(80,000)
$(90,000)
$(100,000)
$(110,000)
$(120,000)
$(130,000)
$(140,000)
$(150,000)
$(160,000)
$(170,000)
$(180,000)
$(190,000)
$(200,000)
$(210,000)
$(220,000)
December 27, 2020
March 28, 2021
June 27, 2021
September 26, 2021
December 26, 2021
Fifty-two and thirteen week period ended
Trailing fifty-two week Revenues
Thirteen week Revenues
Trailing fifty-two week Net loss
Trailing fifty-two week Adjusted EBITDA
Thirteen week Net income (loss)
Thirteen week Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measure prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. Additionally, we believe trailing fifty-two week Adjusted EBITDA provides the current run-rate for trending purposes, rather than annualizing the respective quarters, as the Company’s business is seasonal, with the second and third fiscal quarters being higher than the first and last quarters.

We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest, Income Taxes, Depreciation and Amortization, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing fifty-two week Adjusted EBITDA:

●	do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;

●	do not reflect changes in our working capital needs;

●	do not reflect the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;

●	do not reflect income tax (benefit) expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

●	do not reflect non-cash equity compensation, which will remain a key element of our overall equity based compensation package; and

●	do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

The following table details trailing fifty-two week revenues, net income (loss), and Adjusted EBITDA on a quarterly basis, as well as quarterly revenues and net (loss) income and a non-GAAP reconciliation of quarterly Adjusted EBITDA to net (loss) income, the closest applicable GAAP financial measures.

BOWLERO CORP.
Thirteen week and Trailing fifty-two week Revenues, Net (loss) income and Adjusted EBITDA
(Unaudited)

(in thousands)	March 29, 2020	June 28, 2020	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021
Consolidated
Revenues	$175,893	11,126	49,931	73,988	112,212	159,103	180,978	205,190

Net income (loss)	$7,127	(84,748)	(40,772)	(49,137)	(23,091)	(13,461)	15,564	(34,454)
Adjustments:
Interest expense	20,549	20,623	21,173	22,253	22,303	23,128	22,928	23,880
Income tax expense (benefit)	363	7,594	124	106	103	(1,368)	(6,244)	362
Depreciation and amortization	22,928	23,432	22,451	22,538	22,990	23,872	22,841	25,660
Share-based compensation	855	855	849	696	826	793	801	42,555
Closed center EBITDA (1)	1,029	970	579	904	806	1,750	420	398
Foreign currency exchange loss (gain)	309	(57)	2	(195)	104	(99)	35	86
Asset disposition loss (gain)	371	690	1	(142)	64	31	(30)	(123)
Transactional and other advisory costs (2)	1,487	1,480	1,510	731	1,852	6,644	2,829	29,149
Charges attributed to new initiatives (3)	179	116	132	116	136	147	141	65
Extraordinary unusual non-recurring (gains) losses (4)	(1,567)	(451)	1,164	(1,647)	1,294	859	(441)	1,662
Changes in the value of earnouts and warrants (5)	-	-	-	-	-	-	-	(22,472)
Adjusted EBITDA	$53,630	(29,496)	7,213	(3,777)	27,387	42,296	58,844	66,768
Trailing fifty-two week Net loss				$(167,530)	(197,748)	(126,461)	(70,125)	(55,442)
Trailing fifty-two week Adjusted EBITDA				$27,570	1,327	73,119	124,750	195,295
Trailing fifty-two week Revenues				$310,938	247,257	345,303	526,281	657,483
Trailing fifty-two week Net loss as a % of Trailing fifty-two week Revenues				-54%	-80%	-37%	-13%	-8%
Trailing fifty-two week Adjusted EBITDA as a % of Trailing fifty-two week Revenues				9%	1%	21%	24%	30%

Adjusted EBITDA represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Charges attributed to new initiatives and Extraordinary unusual non-recurring gains or losses. Refer to notes detailed in the “Liquidity and Capital Resources” section for additional details concerning the respective items included in Adjusted EBITDA.

Three Months Ended December 26, 2021 Compared To the Three Months Ended December 27, 2020

The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods.

Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	December 26, 2021	% (1)	December 27, 2020	% (1)	Change
Revenues	$205,190	100.0%	$73,988	100.0%	$131,202

Costs of revenues	141,383	68.9%	86,045	116.3%	55,338

Gross profit (loss)	63,807	31.1%	(12,057)	-16.3%	75,864

Operating (income) expenses:
Selling, general and administrative expenses	93,283	45.5%	16,481	22.3%	76,802
Gain on sale or disposal of assets	(124)	-0.1%	(142)	-0.2%	18
Income from joint venture	(79)	0.0%	(40)	-0.1%	(39)
Management fee income	(109)	-0.1%	(13)	0.0%	(96)
Other operating expense (income)	3,520	1.7%	(1,565)	-2.1%	5,085
Total operating expense, net	96,491	47.0%	14,721	19.9%	81,770

Operating loss	(32,684)	-15.9%	(26,778)	-36.2%	(5,906)

Other (income) expenses:
Interest expense, net	23,880	11.6%	22,253	30.1%	1,627
Change in fair value of earnout shares	(22,542)	-11.0%	-	0.0%	(22,542)
Change in fair value of warrant liability	70	-0.0%	-	0.0%	70
Total other expense, net	1,408	0.7%	22,253	30.1%	(20,845)

Loss before income tax expense	(34,092)	-16.6%	(49,031)	-66.3%	14,939

Income tax expense	362	0.2%	106	0.1%	256

Net loss	$(34,454)	-16.8%	$(49,137)	-66.4%	$14,683

Note: (1) Percent calculated as a percentage of revenues and may not total due to rounding.

Revenues: For the quarter ended December 26, 2021, revenues totaled $205,190 and represented an increase of $131,202, or 177%, over the same period last fiscal year. The overall increase in revenues is due to the continued improvement in market conditions with less restrictions put in place by federal, state and local government policies, as well as the impact of 22 net centers added in comparing the quarter ended December 26, 2021 to the quarter ended December 27, 2020 through acquisitions and newly constructed centers. The following table summarizes the increase in the Company’s revenue on a same-store-basis for the quarter ended December 26, 2021 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	December 26, 2021	December 27, 2020	Change	% Change
Center revenues on a same-store basis	$181,812	$66,643	$115,169	172.8%
Revenues for media, new and closed centers	23,378	7,345	16,033	218.3
Total revenues	$205,190	$73,988	$131,202	177.3%

Same-store revenues includes centers that are open in periods presented (open on both the first day and last day of the period) and excludes centers that are not open in periods presented, such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the quarter ended December 26, 2021 reflects a significantly lower level of center closures and restrictions on our operations due to the COVID-19 pandemic as compared to the same period last fiscal year.

Cost of Revenues: The Company’s cost of revenues include costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent, property taxes, supplies and insurance, as well as variable costs that include labor, food and beverage costs, prize funds, production expenses and amusement costs. The increase in cost of revenues of $55,338, or 64%, is due to the increase in revenues and operating activities in comparison to the same period last fiscal year. In the prior fiscal year, our operations were greatly impacted by the closure of our centers with the COVID-19 pandemic, and we responded by, among other things, furloughing employees and cutting costs. Cost of revenues as a percent of revenues decreased from 116% during the quarter ended December 27, 2020 to approximately 69% during the quarter ended December 26, 2021 due to the increase in revenues and the resulting operating leverage with margins since a large portion of our cost of revenues is fixed. As we increase our revenues, we expect our cost of revenues as a percent of revenue to decrease.

Selling, general and administrative expenses (“SG&A”): SG&A expenses include employee related costs with payroll and benefits as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $76,802, or 466%, to $93,283 due to approximately $68,405 of transactional expenses, including share-based compensation of $42,215 incurred with the Business Combination and due to the increase in revenues and operating activities as compared to the same period last fiscal year. Total SG&A expenses as a percent of net sales for the quarter ended December 26, 2021 was approximately 46%, as compared to 22% for the corresponding period last fiscal year. The increase in SG&A as a percentage of revenue reflects the higher costs associated with the Business Combination partially offset by operating leverage with the impact of higher revenues since a large proportion of our SG&A costs being highly leverageable and not variable with changes in revenue. Excluding the $68,405 of the Business Combination-related costs, SG&A as a percentage of revenues would have been approximately 12%.

Interest expense, net: Interest expense relates to interest on debt and capital leases. Interest expense increased $1,627, or 7%, to $23,880. The increase in interest expense is due to the write-off of deferred financing costs associated with the previous revolver and incremental liquidity facility replaced with the new revolver and the increase in interest expense with the scheduled increase in capital lease obligation. Total average outstanding debt was approximately $881,809 during the second quarter of fiscal 2022 as compared to $886,019 during the second quarter of fiscal 2021. The Company’s weighted average interest rate on debt was approximately 5.39% for the quarter ended December 26, 2021, as compared to 5.48% for the quarter ended December 27, 2020.

Change in fair value of earnouts and warrants: As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the income statement and increases in the liability will have an unfavorable impact. The estimated fair value of the liabilities is determined using a Monte-Carlo simulation model. The favorable impact on the income statement during the three months ended December 26, 2021 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The $256 increase in income tax expense during the quarter ended December 26, 2021 is due the improved operating results and consist of state taxes.

No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.

The amount of income taxes the Company pays is subject to audit by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of our tax positions and accrues estimated amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary.

Six Months Ended December 26, 2021 Compared To the Six Months Ended December 27, 2020

The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods.

Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the six months presented below:

	Six Months Ended
(in thousands)	December 26, 2021	% (1)	December 27, 2020	% (1)	Change
Revenues	$386,168	100.0%	$123,919	100.0%	$262,249

Costs of revenues	268,251	69.5%	159,541	128.7%	108,710

Gross profit (loss)	117,917	30.5%	(35,622)	-28.7%	153,539

Operating (income) expenses:
Selling, general and administrative expenses	114,698	29.7%	31,522	25.4%	83,176
Gain loss on sale or disposal of assets	(154)	0.0%	(141)	-0.1%	(13)
Income from joint venture	(158)	0.0%	(57)	0.0%	(101)
Management fee income	(257)	-0.1%	(107)	-0.1%	(150)
Other operating expense (income)	4,224	1.1%	(398)	-0.3%	4,622
Business interruption insurance recoveries	-	0.0%	(20,188)	-16.3%	20,188
Total operating expense, net	118,353	30.6%	10,631	8.6%	107,722

Operating loss	(436)	-0.1%	(46,253)	-37.3%	45,817

Other (income) expenses:
Interest expense, net	46,808	12.1%	43,426	35.0%	3,382
Change in fair value of earnout shares	(22,542)	-5.8%	-	0.0%	(22,542)
Change in fair value of warrant liability	70	-0.0%	-	0.0%	70
Total other expense, net	24,336	6.3%	43,426	35.0%	(19,090)

Loss before income tax expense	(24,772)	-6.4%	(89,679)	-72.4%	64,907

Income tax (benefit) expense	(5,882)	-1.5%	230	0.2%	(6,112)

Net loss	$(18,890)	-4.9%	$(89,909)	-72.6%	$71,019

Note: (1) Percent calculated as a percentage of revenues and may not total due to rounding.

Revenues: For the six months ended December 26, 2021, revenues totaled $386,168 and represented an increase of $262,249, or approximately 212%, over the same period last fiscal year. The overall increase in revenues is due to the continued improvement in market conditions with less restrictions put in place by federal, state and local government policies, as well as the impact of 21 net centers added in comparing the six months ended December 26, 2021 to the six months ended December 27, 2020 through acquisitions and newly constructed centers. The following table summarizes the increase in the Company’s revenue on a same-store-basis for the quarter ended December 26, 2021 as compared to the corresponding period last fiscal year:

	Six Months Ended
(in thousands)	December 26, 2021	December 27, 2020	Change	% Change
Center revenues on a same-store basis	$346,991	$111,624	$235,361	210.9%
Revenues for media, new and closed centers	39,177	12,295	26,882	218.6
Total revenues	$386,168	$123,919	$262,249	211.6%

Same-store revenues includes centers that are open in periods presented (open both on the first day and last day of the period) and excludes centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as mediarevenues. The increase in same-store revenues during the six months ended December 26, 2021 reflects a significantly lower level of center closures and restrictions on our operations due to the COVID-19 pandemic as compared to the same period last fiscal year.

Cost of Revenues: The Company’s cost of revenues include costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent, property taxes, supplies and insurance, as well as variable costs that include labor, food and beverage costs, prize funds, production expenses and amusement costs. The increase in cost of revenues of $108,710, or 68%, is due to the increase in revenues and operating activities in comparison to the same period last fiscal year. In the prior fiscal year, our operations were greatly impacted by the closure of our centers with the COVID-19 pandemic, and we responded by, among other things, furloughing employees and cutting costs. Cost of revenues as a percent of revenues decreased from 129% during the first six months of fiscal 2021 to 70% during the first six months of fiscal 2022 due to the increase in revenues and the resulting operating leverage with margins since a large portion of our cost of revenues is fixed. As we increase our revenues, we expect our cost of revenues as a percent of revenue to decrease.

Selling, general and administrative expenses (“SG&A”): SG&A expenses include employee related costs with payroll and benefits as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $83,176, or 264%, to $114,698 due to approximately $68,405 in transactional expenses including share-based compensation of $42,212 incurred with the Business Combination and the increase in revenues and operating activities as compared to the same period last fiscal year. Total SG&A expenses as a percent of net sales for the six months ended December 26, 2021 was approximately 30%, as compared to 25% for the corresponding period last fiscal year. The increase in SG&A as a percentage of revenue reflects the higher costs associated with the Business Combination, partially offset by operating leverage with the impact of higher revenues since a large proportion of our SG&A costs being highly leverageable and not variable with changes in revenue. Excluding the $68,405 in Business Combination-related transactional expenses, SG&A costs as a percentage of revenues was approximately 12%.

Business interruption insurance proceeds: During the first six months of fiscal 2021, the Company collected and recognized as income $20,188 in business interruption insurance proceeds due to the closure of our centers starting in mid-March 2020 during the COVID-19 pandemic. There were no business interruption insurance proceeds received during the current fiscal year.

Interest expense, net: Interest expense relates to interest on debt and capital leases. Interest expense increased $3,382, or 7.8%, to $46,808. This is primarily the result of our increased capital lease obligation during the six months ended December 26, 2021. Total average outstanding debt was approximately $882,914 during the six months ended December 26, 2021 as compared to $868,019 during the six months ended December 27, 2020. The Company’s weighted average interest rate on debt was approximately 5.4% for the six months ended December 26, 2021, as compared to 5.51% for the corresponding period last fiscal year.

Change in fair value of earnouts and warrants: As a result of Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the income statement and increases in the liability will have an unfavorable impact. The estimated fair value of the liabilities is determined using a Monte-Carlo simulation model.

Income Taxes: Income tax (benefit) expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The income tax benefit for the six months ended December 26, 2021 is due the release of a portion of the valuation allowance for deferred tax assets resulting from the recording of deferred tax liabilities associated with accounting for the acquisition of Bowl America.

No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.

The amount of income taxes the Company pays is subject to audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of our tax positions and accrues estimated amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary.

Liquidity and Capital Resources

We manage our liquidity through assessing available cash-on-hand, our ability to generate cash and our ability to borrow or otherwise raise capital to fund operating, investing and financing activities. The Company remains in a positive financial position with available cash balances, and we have taken proactive measures to enhance our liquidity. We obtained a covenant waiver with our lenders through March 31, 2022 for our leverage-based financial covenant. We also obtained rent deferrals or abatements on a substantial number of our leases due to the effects of the COVID-19 pandemic. Furthermore, in response to the pandemic, the Company obtained waivers from our sale-leaseback partners for a requirement to deliver additional letters of credit if the Company’s debt to earnings before EBITDA exceed certain levels.

A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new centers and upgrading and converting existing centers. We believe our financial position, generation of cash, available cash on hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to the ongoing impacts of COVID-19 on our business, our degree of leverage, and potential borrowing restrictions imposed by our lenders.

On December 15, 2021, we entered into an amendment to our First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero, Kingpin Intermediate Holdings LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (as amended, the “First Lien Credit Agreement”), pursuant to which we refinanced our then-existing revolving credit facility with a $140,000 senior secured revolving credit facility that has a maturity date of the earlier of December 15, 2026 or the date that is 90 days prior to the scheduled maturity date of term loans outstanding under the First Lien Credit Agreement in an aggregate principal amount exceeding $175,000. Since the maturity date of our terms loans is July 3, 2024, the maturity date for the revolving credit facility is April 4, 2024. Interest on borrowings under the new revolving credit facility is initially based on either the Adjusted Term SOFR Rate or the Alternate Base Rate (each as defined in the First Lien Credit Agreement). In addition, on December 17, 2021, we entered into a further amendment to the First Lien Credit Agreement pursuant to which the total revolving commitments under the new revolving credit facility were increased by $25,000 to an aggregate amount of $165,000.

On December 15, 2021, the principal, accrued and unpaid interest, fees, premium, if any, and other amounts (other than obligations not then due and payable or that by their terms survive the termination thereof) outstanding under the Incremental Liquidity Facility was repaid in full and all commitments to extend credit thereunder were terminated.

At December 26, 2021, we had approximately $115,659 of available cash.

Six Months Ended December 26, 2021 Compared To the Six Months Ended December 27, 2020

The following compares the primary categories of the consolidated statements of cash flows for the six months ended December 26, 2021 and December 27, 2020:

	Six Months Ended
(in thousands)	December 26, 2021	December 27, 2020	$ Change	% Change
Net cash provided by (used in) operating activities	$59,285	$(11,599)	$70,884	-611.12%
Net cash used in investing activities	(160,848)	(18,702)	(142,146)	760.06%
Net cash provided by financing activities	30,213	38,883	(8,670)	-22.30%
Effect of exchange rate changes on cash	(84)	(81)	(3)	3.70%
Net change in cash and cash equivalents	$(71,434)	$8,501	$(79,935)	-940.30%

During the six months ended December 26, 2021, net cash provided from operations totaled $59,285, as compared to cash used in operations of $11,599 during the period ended December 27, 2020. The increase in cash provided by operating activities reflects the strong recovery with higher revenues. We benefited in the six months ended December 26, 2021 from the rebound in consumer demand and revenues from recently acquired and opening of newly built centers.

Investing activities utilized $160,848 in cash during the six months ended December 26, 2021, reflecting our acquisitions of businesses and capital expenditures, as well as center conversions and related capital expenditures. We will continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.

Financing activities provided $30,213 in cash in the six months ended December 26, 2021 reflecting the net funds received from the Business Combination, partially offset by scheduled long-term debt payments. In the comparable period in the prior fiscal year, we obtained additional funds under our Incremental Liquidity Facility, which was entered into on September 25, 2020, as part of the Company’s response to the COVID-19 pandemic to increase liquidity.

Aggregate Contractual Obligations

As of December 26, 2021, the Company’s contractual obligations, including payments due by period, are not materially different than disclosed in Bowlero Corp’s audited annual consolidated financial statements previously filed with the SEC included in the Company’s Prospectus, except for earnout and warranty liabilities disclosed in Notes 13 and 14, respectively, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Covenant Compliance

First Lien Credit Agreement

The First Lien Credit Agreement that governs Bowlero’s credit facilities contains, among other provisions, covenants regarding indebtedness, dividends and distributions, asset sales, and the maintenance of financial ratios. Payment of borrowings under the First Lien Credit Agreement may be accelerated if there is an event of default. Events of default under the First Lien Credit Agreement include the failure to pay principal and interest when due, a material breach of representations or warranties, events of bankruptcy, a change of control, and most covenant defaults.

Compliance with certain material covenants under the First Lien Credit Agreement is determined by reference to Consolidated Adjusted EBITDA, as defined by the First Lien Credit Agreement, which we refer to in this Quarterly Report on Form 10-Q as Covenant Adjusted EBITDA. More specifically, Covenant Adjusted EBITDA is used to calculate the First Lien Leverage Ratio, Excess Cash Flow and the Total Leverage Ratio (each as defined in the First Lien Credit Agreement). Failure to meet a 6 to 1 First Lien Leverage Ratio when our revolving credit facility, along with certain letters of credit, is at least 35% drawn, is a default under the First Lien Credit Agreement. In addition, we are required to prepay borrowings under the First Lien Credit Agreement under certain circumstances based on Excess Cash Flow and the First Lien Leverage Ratio. More specifically, we are required to prepay an amount equal to 50% of our Excess Cash Flow if the First Lien Leverage Ratio is 4 to 1, 25% if it is 3.5 to 1 and none if it is less than or equal to 3.5 to 1.

Each of Covenant Adjusted EBITDA and Total Leverage Ratio for the trailing 52 week periods is used to determine whether we can make restricted payments, as defined in our First Lien Credit Agreement, that would otherwise be prohibited by the restricted payments covenant and the amount of certain investments that we can make that would otherwise be prohibited by the investments covenant. Specifically, we are permitted to make restricted payments that would otherwise be prohibited by the restricted payments covenant if the Total Leverage Ratio would not exceed 4 to 1, and we are permitted to make certain investments that would otherwise be prohibited by the investments covenant if the Total Leverage Ratio would not exceed 4.25 to 1. Covenant Adjusted EBITDA is also a measure that governs (i) the amounts of debt that we can incur under the various prongs of the covenant that restricts incurrence of debt and whether or not this additional debt can be secured (in particular, restricted subsidiaries that are not loan parties can incur debt up to the greater of $25,000 and 19% of Covenant Adjusted EBITDA), (ii) certain requirements in connection with an asset disposition (in particular, we can dispose of assets not constituting collateral up to the greater of $10,000 and 7% of Covenant Adjusted EBITDA), and (iii) whether a subsidiary is deemed to be an immaterial subsidiary and therefore is not required to become a guarantor or provide security to the lenders under the First Lien Credit Agreement (immaterial subsidiaries are defined as subsidiaries whose assets are less than 2.5% of consolidated total assets and whose Covenant Adjusted EBITDA, on an unconsolidated basis, is less than 2.5% of Bowlero’s Covenant Adjusted EBITDA, on a consolidated basis).

If we were unable to comply with these and other covenants under the First Lien Credit Agreement, the lenders would be entitled to call a default and require immediate prepayment of all amounts borrowed, and we would no longer be permitted to borrow additional funds under the revolving credit facilities in the future, which would have a material adverse effect on our financial condition and liquidity.

On June 10, 2020, we entered into an amendment to the First Lien Credit Agreement that, among other things, provided us with a covenant waiver period through June 26, 2021 that waived application of the First Lien Leverage Ratio test for so long as Bowlero satisfied a minimum liquidity test of maintaining Total Liquidity (as defined in the First Lien Credit Agreement) of not less than $20,000, calculated on each business day and certified monthly. Under the covenant waiver, if Bowlero failed to satisfy the Total Liquidity test, it would avoid a default under the covenant waiver as long as, on any business day on which it failed the Total Liquidity test, our Core Liquidity (as defined in the First Lien Credit Agreement) was not less than $20,000. Bowlero has been and continues to be in compliance with both the Total Liquidity test and the alternative Core Liquidity test.

The need for the covenant waiver included in the amendment was driven by the effects of the COVID-19 pandemic and related government-imposed restrictions, which caused us to temporarily suspend all operations in compliance with local, state, and federal governmental restrictions at the outset of the pandemic and to restrict our operations in various respects throughout the pandemic. Absent the covenant waiver, we would not have been in compliance with our First Lien Leverage Ratio maintenance covenant as of the last day of our fiscal quarters ended September 27, 2020, December 27, 2020 and March 28, 2021 or on the last day of our fiscal year ended June 27, 2021, because as of such dates, our First Lien Leverage Ratio was 6.51 to 1, 16.43 to 1, 43.0 to 1 and 6.66 to 1, respectively, and as of each such date, we were more than 35% drawn under our revolving credit facility and certain letters of credit (as described above). Accordingly, absent the covenant waiver, we would have been in default under our First Lien Credit Agreement as of each such date. The First Lien Leverage Ratio covenant waiver period was subsequently extended to the last day of the fiscal quarter ending March 27, 2022 in connection with entry into the above mentioned Incremental Liquidity Facility. Based on this extension and assuming satisfaction of the waiver requirements, the Company’s next First Lien Leverage Ratio test will occur on March 27, 2022, if the testing conditions are then triggered (i.e., if the revolving credit facility and applicable letters of credit are more than 35% drawn). Our First Lien Leverage Ratio for the quarters ended September 26, 2021 and December 26, 2021 were 4.2 to 1 and 3.17 to 1, respectively; accordingly, we would have been in compliance with the First Lien Leverage Ratio test as of such dates, even absent the covenant waiver.

Our Total Leverage Ratio was the same as our First Lien Leverage Ratio for each day referenced above (i.e., 6.51 to 1, 16.43 to 1 and 43.0 to 1 as of the last day of our fiscal quarters ended September 27, 2020, December 27, 2020 and March 28, 2021, respectively, and 6.66 to 1 as of the last day of our fiscal year ended June 27, 2021). Accordingly, during such time period, we were prohibited from making restricted payments and certain investments because our Total Leverage Ratio exceeded the maximum Total Leverage Ratio described above which would have allowed for such restricted payments and investments. Our Total Leverage Ratio for the quarters ended September 26, 2021 and December 26, 2021 were 4.2 to 1 and 3.17 to 1, respectively; accordingly, we are permitted to make certain restricted investments, but not make certain restricted payments, under our First Lien Credit Agreement.

Reconciliation of Net Income (loss) to Covenant Adjusted EBITDA

We present Covenant Adjusted EBITDA in this Quarterly Report on Form 10-Q to provide important supplemental information to enable investors to understand the calculation of, and our compliance with, certain covenants under the First Lien Credit Agreement, as discussed above. Covenant Adjusted EBITDA is an important liquidity measure because, as discussed above, it governs our ability to borrow under, and compliance with, the First Lien Credit Agreement. Covenant Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

Adjusted EBITDA (as described above) represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants.

Covenant Adjusted EBITDA is defined as Adjusted EBITDA, further adjusted to for Contra Rent, Non-income other taxes, run-rate Savings for Optimization Projects and De novo and Renovated facilities. Refer to the notes following the table below for additional detail on the calculation of Adjusted EBITDA and Covenant Adjusted EBITDA. Covenant Adjusted EBITDA presented below is calculated and disclosed exactly as “Consolidated Adjusted EBITDA” is defined in the First Lien Credit Agreement.

We caution investors that amounts presented in accordance with our definition of Covenant Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Covenant Adjusted EBITDA in the same manner.

The following table details trailing fifty-two week Net loss, Adjusted EBITDA and Covenant Adjusted EBITDA:

BOWLERO CORP.
Trailing fifty-two week Adjusted EBITDA and Covenant Adjusted EBITDA
Unaudited

(in thousands)	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021
Consolidated
Net loss	$(197,748)	(126,461)	(70,125)	(55,442)
Adjustments:
Interest expense	86,352	88,857	90,612	92,239
Income tax expense (benefit)	7,927	(1,035)	(7,403)	(7,147)
Depreciation and amortization	91,411	91,851	92,241	95,363
Share-based compensation	3,226	3,164	3,116	44,975
Closed center EBITDA (1)	3,259	4,039	3,880	3,374
Foreign currency exchange (gain) loss	(146)	(188)	(155)	126
Asset disposition loss (gain)	613	(46)	(77)	(58)
Transactional and other advisory costs (2)	5,573	10,737	12,056	40,474
Charges attributed to new initiatives (3)	500	531	540	489
Extraordinary unusual non-recurring losses (4)	360	1,670	65	3,374
Changes in the value of earnouts and warrants (5)	-	-	-	(22,472)
Adjusted EBITDA	$1,327	73,119	124,750	195,295
Business interruption insurance recoveries	-	(20,188)		-
Annual covenant adjustments:
Contra rent expense (6)	(12,249)	(5,305)	(4,779)	(12,537)
Non-income other taxes (7)	19,933	20,911	21,078	21,657
Optimization run-rate savings (8)	5,567	22,682	16,717	10,396
De novo adjustment (9)	592	7,022	17,603	24,388
Renovated facility adjustment (10)	1,594	6,617	6,046	2,931
Total covenant adjustments	15,437	31,739	56,665	46,835
Trailing fifty-two week Adjusted EBITDA	1,327	73,119	124,750	195,295
Trailing fifty-two week Covenant Adjusted EBITDA	$16,764	104,858	181,415	242,130

Notes to Adjusted EBITDA and Covenant Adjusted EBITDA:

The following notes to Adjusted EBITDA and Covenant Adjusted EBITDA are summarized from the First Lien Credit Agreement. For the exact defined terms, refer to the First Lien Credit Agreement.

(1)	The closed center adjustment is to remove EBITDA for closed centers. Closed centers are those centers that are closed for a variety of reasons, including permanent closure, newly acquired or built centers prior to opening, centers closed for renovation or rebranding and conversion. Closed centers do not include centers closed in compliance with local, state and federal government restrictions due to COVID-19. If a center is not open on the last day of the reporting period, it will be considered closed for that reporting period.

(2)	The adjustment for transaction costs and other advisory costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, dispositions and costs in connection with an initial public offering, in each case, regardless of whether consummated. The large increase in this adjustment during the quarter ended December 26, 2021 reflects the transactional costs associated with the Business Combination.

(3)	The adjustment for charges is to remove actual charges attributed to new initiatives include charges with the undertaking and/or implementation of new initiatives, business optimization activities, cost savings initiatives, cost rationalization programs, operating expense reductions and/or synergies and/or similar initiatives and/or programs including any restructuring charge (including any charges relating to any tax restructuring), any charge relating to the closure or consolidation of any office or facility, any systems implementation charge, any severance charge, any one time compensation charge, any charge relating to entry into a new market, any charge relating to any strategic initiative or contract and any lease run-off charge.

(4)	The adjustment for extraordinary unusual non-recurring gains or losses is to remove extraordinary gains and losses, which include any gain or charge from any extraordinary item as determined in good faith by the Company and/or any non-recurring or unusual item as determined in good faith by the Company and/or any charge associated with and/or payment of any legal settlement, fine, judgment or order.

(5)	The adjustment for changes in the value of earnouts and warrants is to remove of the impact of the revaluation of the earnouts and warrants. As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the income statement and increases in the liability will have an unfavorable impact.

(6)	Contra rent expense is an adjustment to report rent expense on a cash basis (cash rent expense). The Contra rent is calculated to adjust for such non-cash items as straight-lined rent and other non-cash operating and capital lease items. The adjustments in Contra rent to derive cash rent can be positive or negative adjustments, and as for example, rent expense is increased by including cash payments to landlords in cash rent that would otherwise go to amortization and interest expense.

(7)	The adjustment for non-income other tax expense is to remove non-income related taxes, including property taxes.

(8)	Optimization run-rate savings are adjustments to include run-rate cost savings, operating expense reductions, operational improvements and cost synergies that are reasonably identifiable, factually supportable and in good faith to result from actions that have been taken.

(9)	A de novo facility is a new center. The de novo adjustment is an annualized amount for the first 18 months following the opening of a de novo facility which is based on the greater of actual Adjusted EBITDA attributable to such de novo facility for each month such de novo facility has been in operation and the 12-month average Adjusted EBITDA determined in good faith for all similar facilities that have been in operation for a period of at least 18 months. The total of de novo and renovated facility adjustments shall not, for any period, exceed an amount equal to 15% of Covenant Adjusted EBITDA for such period, calculated prior to giving effect to such add-backs. The increase in the de novo adjustment for the quarter ended September 26, 2021 is primarily due to the overall increase in Covenant Adjusted EBITDA. When the calculated de novo amount is reduced by the 15% limit, the de novo adjustment will increase as Covenant Adjusted EBTIDA increases. The increase in the de novo adjustment for the quarter ended December 26, 2021 is primarily due to the increase in new centers for the Company.

(10)	A renovated facility is a center that has been renovated and the renovated facility adjustment is to retrospectively reflect an amount based on actual results over the greater of actual Covenant Adjusted EBITDA attributable to performance gains for such facility for each month such facility has been in operation post-renovation and the 12-month average Adjusted EBITDA attributable to performance gains for all similar facilities that have been in operation for a period of at least 18 months determined in good faith. As such, in effect, this adjustment adjusts the historical periods to appropriately reflect the current statue of the business. The total of de novo and renovated facility adjustments shall not, for any period, exceed an amount equal to 15% of Covenant Adjusted EBITDA for such period, calculated prior to giving effect to such add-backs.

Off-Balance Sheet Arrangements

As of December 26, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our results of operations and financial condition as reflected in the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of financial statements requires management to make estimates, judgements, and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ from the estimated amounts we have recorded. We regularly evaluate these estimates, judgements, and assumptions.

The following discussion provides information on our critical accounting estimates that require management’s most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Additionally, we expect that the COVID-19 outbreak will impact future assumptions and estimates made related to the critical accounting estimates listed below, though the extent of those impacts is uncertain at this time.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets (such as Bowlero and Professional Bowler Association trade names and liquor licenses), including property and equipment and other definite-lived intangibles such as trade names and customer relationships are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The COVID-19 pandemic did not result in an impairment of long-lived assets since the COVID-19 situation was considered temporary and the Company’s overall business is expected to recover.

For long-lived assets, an impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. The Company recognized impairment charges of $386 and $1,653 in fiscal 2021 and 2020, respectively, and $120 during the six months ended December 26, 2021. The impairments relate to long-lived assets for closed centers and liquor licenses. We estimated the fair value of these assets utilizing the market approach using orderly liquidation values or broker quotes for sale of similar properties. We then compared these fair values to the related carrying value of the long-lived assets.

Goodwill Impairment

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed of businesses acquired.

Management assesses goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter or more frequently under certain circumstances. The Company’s bowling business is the Company’s one reportable segment and reporting unit.

For fiscal 2021 and 2020, the Company performed a quantitative assessment of goodwill using the income approach due to the economic impact of the COVID-19 pandemic with the temporary closure of our centers. The Company considers the COVID-19 situation to be temporary and the Company’s overall business is expected to continue to recover. The fair value of our one reporting unit is substantially in excess of carrying value and not considered at risk of goodwill impairment. There were no impairment charges for goodwill recorded in fiscal 2022 or 2021.

Impairment of Indefinite-lived Intangible Assets

Management assesses impairment of indefinite-lived intangible assets, including Bowlero and Professional Bowlers Association trade names, on an annual basis during the fourth quarter or more frequently under certain circumstances.

We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity specific events. For fiscal 2021 and 2020, the Company performed a quantitative assessment of indefinite-lived intangible assets due to the economic impact of the COVID-19 pandemic with the temporary closure of our centers. The Company considers the COVID-19 situation to be temporary and the Company’s overall business is expected to continue to recover. There were no impairment charges for indefinite-lived intangible assets recorded in fiscal 2022 or 2021.

Valuation of Earnouts and Warrants

The estimated fair value of the earnout and warrant liabilities is determined by using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), completing its project to overhaul lease accounting. The ASU codifies Topic 842, which will replace the guidance in ASC 840. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which defers the effective date of ASU 2016-02 for certain entities that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of ASU 2016-02. The main provision of ASU 2020-05 allows entities to elect to adopt the guidance for fiscal years beginning after December 15, 2021. Early application continues to be permitted, which means that an entity may choose to implement Topic 842 before the deferred effective date. The Company has not adopted Topic 842, which is effective for the Company in fiscal year 2023. While the Company expects the adoption of Topic 842 to add right-of-use assets and lease liabilities to the consolidated balance sheet, it is currently evaluating the implications of this standard.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the initial public offering by Isos of units which closed on March 5, 2021, which units comprised of Isos’ Class A ordinary shares and warrants (the “IPO”), (b) in which we have total annual gross revenue of at least $1,070,000 or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700,000 as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in, among other things, the ongoing effect of the COVID-19 pandemic, interest rates, credit risk, labor costs, health insurance claims and foreign currency exchange rates, which could impact our results of operations and financial condition. We attempt to address our exposure to these risks through our normal operating and financing activities. Dollar amounts are in thousands except share and per share.

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrue at a LIBOR based rate plus a margin. We have hedged our variable interest rate exposure to a fixed rate for approximately $650,000 of our debt with interest rate swaps and caps. For that portion debt that is not fixed with the hedging, our results will be adversely affected by any increase in interest rates.

Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, and interest rate swaps and caps. The Company is exposed to credit losses in the event of non-performance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions. Although the Company does not obtain collateral or other security to secure these obligations, it does periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 26, 2021 due to the existence of material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of June 27, 2021 and for the year ended June 27, 2021, and which are still being remediated.

Material Weaknesses in Internal Control Over Financial Reporting

Prior to the Business Combination, we were a private company with less internal accounting and financial reporting personnel and other resources to address our internal control over financial reporting as compared to public reporting companies. In connection with the audit of our consolidated financial statements as of June 27, 2021 and for the year ended June 27, 2021, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relate to (i) a lack of understanding of complex and/or unusual transactions among accounting management due to a lack of communication between accounting department and ownership regarding the nature of the transactions, which led to a failure to evaluate details and accounting treatment for the change in control transaction in fiscal 2018 which did not identify errors in goodwill and additional paid in capital disclosed in the consolidated financial statements included in our Form S-1/A and (ii) insufficient technical accounting expertise to assess complex and/or unusual transactions which did not identify errors related to accounting for master lease modifications, certain lease transactions, the income tax provision and stock options valuations disclosed in the consolidated financial statements included in our Form S-1/A.

Remediation Efforts to Address Material Weaknesses

We are working to remediate these material weaknesses and expect to fully remediate by July 3, 2022 through, among other steps, hiring additional qualified accounting and finance personnel, engagement of accounting and financial reporting consultants with technical expertise over complex and/or unusual transactions, implementation of internal controls over financial reporting, formalization of accounting policies and controls and we also plan to implement certain accounting systems to automate manual processes.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the six months ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time, and there are currently a number of claims and legal proceedings pending against us, including a group of approximately 73 claims pending with the Equal Employment Opportunity Commission (the “EEOC”) alleging age discrimination (two of which also allege retaliation). In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows. In particular, our management, after consultation with legal counsel, believes that the EEOC claims alleging age discrimination, and the facts alleged therein, do not pose any material risk to the business or operations of the Company because, among other things, management believes such claims to be in the ordinary course and without substantive merit. In addition, management, after consultation with legal counsel, believes that approximately 65 of such EEOC claims are time barred due to expiry of the statute of limitations (but that even if such claims were not time barred, they would not pose a material risk to the Company’s business or operations).

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Prospectus filed with the SEC on February 1, 2022 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three years preceding the filing of this registration statement, the Registrant has granted or issued the following securities of the Registrant that were not registered under the Securities Act, as amended. Dollar amounts are in thousands except share and per share.

Isos’ IPO

On December 30, 2020, Isos Acquisition Sponsor LLC, sponsor of Isos Acquisition Corporation, paid $25,000 or approximately $0.0043 per share, to cover for certain offering costs in consideration for 5,750,000 Isos Class B ordinary shares. Such securities were issued in connection with our organization. On February 25, 2021, we issued 576,786 Class B ordinary shares to Lion Tree Partners for nominal consideration (up to 176,786 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) and cancelled such same amount of Class B ordinary shares held by the sponsor.

Isos’ sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Isos Acquisition Sponsor LLC is to act as Isos’ sponsor in connection with its IPO.

At the time of the IPO, the sponsor purchased an aggregate of 3,963,458 warrants and LionTree Partners LLC purchased an aggregate of 1,434,370 warrants, at a price of $1.50 per warrant in a private placement for an aggregate purchase price of approximately $8,100.

No underwriting discounts or commissions were paid with respect to such sales.

PIPE Offerings

On December 15, 2021, we issued 15,060,406 shares of Class A Common Stock pursuant to certain subscription agreements, each dated as of July 1, 2021, with a number of investors, including George Barrios and Michelle Wilson, and LionTree Partners LLC, each of which was an accredited investor, pursuant to which, substantially concurrently with the closing of the Business Combination, such investors agreed to purchase the shares of Class A Common Stock.

On December 15, 2021, we issued 95,000 shares of Preferred Stock pursuant to certain subscription agreements, each dated as of July 1, 2021, with a number of investors, each of which was an accredited investor, pursuant to which, substantially concurrently with the Closing, such investors agreed to purchase the Preferred Shares.

Atairos

On December 15, 2021, we issued 105,000 shares of Preferred Stock to pursuant to the Business Combination Agreement to A-B Parent LLC.

Forward Purchase Contract

On December 15, 2021, we issued 10 million shares of Class A Common Stock and 3,333,333 warrants to purchase shares of Class A Common Stock to accredited investors pursuant to that certain Amended and Restated Forward Purchase Contract, dated as of July 1, 2021, among Isos and the subscribers party thereto.

Employees

On December 15, 2021, we issued 2,453,835 shares of Class A Common Stock, which was reduced by shares withheld to pay applicable taxes to 1,384,930 shares of Class A Common Stock to certain employees in exchange for their stock options in existence prior to the Business Combination.

On December 15, 2021, we issued 1,145,176 shares of Class A Common Stock issued to certain employees in connection with the Business Combination, which shares are subject to vesting.

Class B Common Stock

On December 15, 2021, we issued 52,471,210 shares of Class B Common Stock to Cobalt recreation LLC and 5,839,993 shares of Class B Common Stock to Thomas F. Shannon in connection with the Business Combination.

The securities described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transactions and no underwriting discounts or commissions were paid with respect to such sales.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit No.	Description
2.1#	Business Combination Agreement dated as of July 1, 2021, by and between Isos Acquisition Corporation and Bowlero Corp. (incorporated by reference to Exhibit 2.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021)
2.2#	Amendment to Business Combination Agreement dated as of November 1, 2021, by and between Isos Acquisition Corporation and Bowlero Corp. (incorporated by reference to Exhibit 2.2 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on November 1, 2021)
3.1	Amended and Restated Certificate of Incorporation of Bowlero Corp. (incorporated by reference to Exhibit 3.1 to Bowlero Corp’s registration statement on Form 8-A filed with the SEC on December 15, 2021). (File No. 001-40142).
3.2	Amended and Restated Bylaws of Bowlero Corp. (incorporated by reference to Exhibit 3.2 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
3.3	Certificate of Designations of Series A convertible preferred stock (incorporated by reference to Exhibit 3.3 to Bowlero Corp’s registration statement on Form 8-A filed with the SEC on December 15, 2021). (File No. 001-40142).
4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on October 15, 2021). (File No. 333-258080).
4.2	Specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 2 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on October 15, 2021). (File No. 333-258080).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-1 filed with the SEC on February 22, 2021). (File No. 333-253811).
4.4	Warrant Agreement, dated March 2, 2021, by and between Continental Stock Transfer & Trust Company and Isos Acquisition Corporation (incorporated by reference to Exhibit 4.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on March 5, 2021).
4.5	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.4 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.6	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.5 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.7	Form of Lockup Agreement (incorporated by reference to Exhibit 10.6 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.8	Stockholders Agreement, by and among Isos Acquisition Corporation, A-B Parent, LLC, Cobalt (incorporated by reference to Exhibit 10.8 to the Isos Acquisition Corporation's Registration Statement on Form S-4 filed with the SEC on July 22, 2021). (File No. 333-258080).
10.1	Letter Agreement, dated March 2, 2021, by and among Isos Acquisition Corporation its officers, directors, and Isos Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on March 5, 2021).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.3	Registration Rights Agreement, dated March 2, 2021, by and among Isos Acquisition Corporation and certain security holders (incorporated by reference to Exhibit 10.3 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on March 5, 2021).
10.4	Form of Common Subscription Agreement (incorporated by reference to Exhibit 10.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).

Exhibit No.	Description
10.5	Form of Preferred Subscription Agreement (incorporated by reference to Exhibit 10.2 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
10.6	Amended and Restated Forward Purchase Contract dated as of July 1, 2021, by and among Isos Acquisition Corporation and the subscribers named therein (incorporated by reference to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on November 15, 2021). (File No. 333-258080).
10.7	First Lien Credit Agreement, dated as of July 3, 2017, among A-B Merger Sub II LLC (to be merged with and into Kingpin Intermediate Holdings LLC), A-B Merger Sub I Inc. (to be merged with and into Bowlmor AMF Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).
10.8	First Incremental Amendment to the First Lien Credit Agreement, dated as of March 28, 2018, among Kingpin Intermediate Holdings LLC, Bowlero Corp. (f/k/a Bowlmor AMF Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).
10.9	Second Amendment to the First Lien Credit Agreement, dated as of July 5, 2018, among Kingpin Intermediate Holdings LLC, Bowlero Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).
10.10	Third Incremental Amendment to the First Lien Credit Agreement, dated as of November 20, 2019, among Kingpin Intermediate Holdings LLC, Bowlero Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).
10.11	Fourth Amendment to the First Lien Credit Agreement, dated as of June 10, 2020, among Kingpin Intermediate Holdings LLC, Bowlero Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).
10.12	Fifth Amendment to the First Lien Credit Agreement, dated as of September 25, 2020, among Kingpin Intermediate Holdings LLC, Bowlero Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).
10.13	Sixth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated December 15, 2021 (incorporated by reference to Exhibit 10.13 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.14	Seventh Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated December 17, 2021 (incorporated by reference to Exhibit 10.14 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.15	First Lien Credit Agreement, dated as of September 25, 2020, among Kingpin Intermediate Holdings LLC, Bowlero Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).

Exhibit No.	Description
10.16	Letter Agreement, dated as of December 13, 2021, by and between Isos Acquisition Corporation and Bowlero Corp. (incorporated by reference to Exhibit 10.16 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.17†	Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.18†	Bowlero Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.19†	Employment Agreement, dated as of December 15, 2021, by and between Bowlero Corp. and Thomas F. Shannon (incorporated by reference to Exhibit 10.19 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.20†	Employment Agreement, dated as of December 15, 2021, by and between Bowlero Corp. and Brett I. Parker (incorporated by reference to Exhibit 10.20 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.21†	Form of Option Award Agreement (Initial Option) for Thomas F. Shannon and Brett I. Parker under the Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.22†	Form of Option Award Agreement (Reallocated Option) for Thomas F. Shannon and Brett I. Parker under the Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
31.1*	Certification of Principal Executive Officer, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2022

BOWLERO CORP.

/s/ Brett I. Parker
Brett I. Parker
Chief Financial Officer
(Principal Financial Officer)