Form 10-Q
period 2022-03-27
Bowlero Corp.
filed 2022-05-11
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 111,184,028 shares of Class A common stock (the “Class A common stock”), 55,911,203 shares of Class B common stock (“Class B common stock”), and 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”), and 8,472,398 warrants issued and outstanding as of May 4, 2022.

Bowlero Corp.
i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Bowlero Corp.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 27, 2022	June 27, 2021

Assets
Current assets:
Cash and cash equivalents	$172,977	$187,093
Accounts and notes receivable, net of allowance for doubtful accounts of $327 and $204, respectively	4,409	3,300
Inventories, net	10,056	8,310
Prepaid expenses and other current assets	11,668	8,056
Assets held-for-sale	14,506	686
Total current assets	213,616	207,445

Property and equipment, net	512,343	415,661
Internal use software, net	10,251	9,062
Property and equipment under capital leases, net	260,632	284,077
Intangible assets, net	93,192	96,057
Goodwill	738,787	726,156
Investment in joint venture	1,250	1,230
Other assets	41,491	42,550
Total assets	$1,871,562	$1,782,238

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,267	$29,489
Accrued expenses	80,113	63,650
Current maturities of long-term debt	4,944	5,058
Other current liabilities	6,876	9,176
Total current liabilities	121,200	107,373

Long-term debt, net	868,370	870,528
Long-term obligations under capital leases	394,708	374,598
Earnout liability	204,416	—
Warrant liability	37,952	—
Other long-term liabilities	56,991	87,749
Deferred income tax liabilities	14,346	11,867
Total liabilities	1,697,983	1,452,115

Temporary Equity
Series A preferred stock - Old Bowlero	—	141,162

Series A preferred stock	200,489	—
Redeemable Class A common stock - Old Bowlero	—	464,827

Stockholders’ deficit:
Class A common stock	11	10
Class B common stock	6	—
Additional paid-in capital	296,790	—
Treasury stock, at cost	(1,026)	—
Accumulated deficit	(319,794)	(266,472)
Accumulated other comprehensive loss	(2,897)	(9,404)
Total stockholders’ deficit	(26,910)	(275,866)
Total liabilities, temporary equity and stockholders’ deficit	$1,871,562	$1,782,238
See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021

Revenues	$257,820	$112,212	$643,988	$236,131
Costs of revenues	156,491	94,113	424,742	253,654
Gross profit (loss)	101,329	18,099	219,246	(17,523)

Operating (income) expenses:
Selling, general and administrative expenses	30,315	17,695	145,013	49,217
(Gain) loss on sale or disposal of assets	(1,601)	64	(1,755)	(77)
Income from joint venture	(127)	(69)	(285)	(126)
Management fee income	(307)	(25)	(564)	(132)
Other operating expense	2,333	1,119	6,557	721
Business interruption insurance recoveries	—	—	—	(20,188)
Total operating expense, net	30,613	18,784	148,966	29,415

Operating profit (loss)	70,716	(685)	70,280	(46,938)

Other expenses:
Interest expense, net	22,293	22,303	69,101	65,729
Change in fair value of earnout shares	45,778	—	23,236	—
Change in fair value of warrant liability	20,678	—	20,748	—
Other expense	161	—	161	—
Total other expense, net	88,910	22,303	113,246	65,729

Loss before income tax (benefit) expense	(18,194)	(22,988)	(42,966)	(112,667)

Income tax (benefit) expense	(207)	103	(6,089)	333
Net loss	$(17,987)	$(23,091)	$(36,877)	$(113,000)

Series A preferred stock dividends	(2,818)	(2,012)	(7,290)	(5,998)

Net loss attributable to common stockholders	$(20,805)	$(25,103)	$(44,167)	$(118,998)

Net loss per share attributable to Class A and B common stockholders, basic and diluted	$(0.13)	$(0.17)	$(0.29)	$(0.81)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	162,590,921	146,848,329	152,731,385	146,848,329
See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net loss	$(17,987)	$(23,091)	$(36,877)	$(113,000)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	97	(47)	55	(330)
Reclassification to earnings	2,205	2,266	6,610	6,798
Foreign currency translation adjustment	214	78	(158)	789
Other comprehensive income	2,516	2,297	6,507	7,257
Total comprehensive loss	$(15,471)	$(20,794)	$(30,370)	$(105,743)
See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit
Nine Months Ended March 27, 2022 and March 28, 2021
(In thousands, except share data)
(Unaudited)

													Accumulated	Total
	Redeemable Class A		Series A		Class A		Class B		Treasury		Additional		other	stockholders’
	common stock		preferred stock		Common stock		Common stock		Stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)

Balance, June 28, 2020	2,069,000	$160,601	106,378	$133,147	3,842,428	$1	—	$—	—	$—	$271,776	$(102,701)	$(19,012)	$150,064
Retroactive application of recapitalization	49,328,025	—	2,536,209	—	91,608,875	9	—	—	—	—	—	(9)	—	—
Adjusted balance, beginning of period	51,397,025	160,601	2,642,587	133,147	95,451,303	10	—	—	—	—	271,776	(102,710)	(19,012)	150,064
Net loss	—	—	—	—	—	—	—	—	—	—	—	(40,772)	—	(40,772)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	216	216
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(156)	(156)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,266	2,266
Accrued dividends on pre-merger Series A preferred stock	—	—	—	2,026	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	849	—	—	849
Balance, September 27, 2020	51,397,025	160,601	2,642,587	135,173	95,451,303	10	—	—	—	—	270,599	(143,482)	(16,686)	110,441
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,137)	—	(49,137)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	495	495
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(127)	(127)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,266	2,266
Accrued dividends on pre-merger Series A preferred stock	—	—	—	1,960	—	—	—	—	—	—	(1,960)	—	—	(1,960)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	696	—	—	696
Balance, December 27, 2020	51,397,025	160,601	2,642,587	137,133	95,451,303	10	—	—	—	—	269,335	(192,619)	(14,052)	62,674
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,091)	—	(23,091)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	78	78
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,266	2,266
Accrued dividends on pre-merger Series A preferred stock	—	—	—	2,012	—	—	—	—	—	—	(2,012)	—	—	(2,012)
Stock based compensation	—	—	—	—	—	—	—		—		826	—	—	826
Balance, March 28, 2021	51,397,025	$160,601	2,642,587	$139,145	95,451,303	$10	—	$—	—	$—	$268,149	$(215,710)	$(11,755)	$40,694

Balance, June 27, 2021 (retroactively stated for application of recapitalization)	51,397,025	$464,827	2,642,587	$141,162	95,451,303	$10	—	$—	—	$—	$—	$(266,472)	$(9,404)	$(275,866)
Net income	—	—	—	—	—	—	—	—	—	—	—	15,564	—	15,564
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(164)	(164)

Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,202	2,202
Accrued dividends on pre-merger Series A preferred stock	—	—	—	2,251	—	—	—	—	—	—	(2,251)	—	—	(2,251)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	14,995	—	—	—	—	—	—	—	—	(14,995)	—	—	(14,995)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	801	—	—	801
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	16,445	(16,445)	—	—
Balance, September 26, 2021	51,397,025	479,822	2,642,587	143,413	95,451,303	10	—	—	—	—	—	(267,353)	(7,398)	(274,741)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(34,454)	—	(34,454)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(208)	(208)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,203	2,203
Accrued dividends on pre-merger Series A preferred stock	—	—	—	1,885	—	—	—	—	—	—	(1,885)	—	—	(1,885)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	23,869	—	—	—	—	—	—	—	—	(23,869)	—	—	(23,869)
Merger induced stock based compensation	—	—	—	—	2,529,360	—	5,839,993	1	—	—	42,555	—	—	42,556
Issuance of common stock and preferred stock in connection with Merger Capitalization, net of Bowlero equity issuance costs and fair value of liability-classified warrants and earnout	—	—	95,000	95,000	42,185,233	4	1,074,185	—	—	—	120,805	—	—	120,809
Settlement of pre-merger Series A preferred stock	—	—	(2,642,587)	(145,298)	—	—	—	—	—	—	—	—	—	—
Conversion of Class A common stock of Old Bowlero to Series A preferred stock	—	—	105,000	105,000	(10,499,900)	(1)	—	—	—	—	(104,999)	—	—	(105,000)
Consideration to existing shareholders of Old Bowlero	—	—	—	—	(22,599,800)	(2)	—	—	—	—	(225,998)	—	—	(226,000)
Consideration paid to Old Bowlero optionholders	—	—	—	—	—	—	—	—	—	—	(15,467)	—	—	(15,467)
Exchange of redeemable Class A common stock of Old Bowlero for Class B common stock	(51,397,025)	(503,691)	—	—	—	—	51,397,025	5	—	—	503,686	—	—	503,691
Balance, December 26, 2021	—	—	200,000	200,000	107,066,196	11	58,311,203	6	—	—	294,828	(301,807)	(5,413)	(12,375)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,987)	—	(17,987)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	214	214
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	97	97
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,205	2,205
Accrual of paid-in-kind dividends on Series A preferred stock	—	—	—	489	—	—	—	—	—	—	(489)	—	—	(489)
Repurchase of Class A common stock into Treasury stock	—	—	—	—	(109,754)	—	—	—	109,754	(1,026)	—	—	—	(1,026)
Stock based compensation	—	—	—	—	69,086	—	—	—	—	—	2,451	—	—	2,451
Balance, March 27, 2022	—	$—	200,000	$200,489	107,025,528	$11	58,311,203	$6	109,754	$(1,026)	$296,790	$(319,794)	$(2,897)	$(26,910)
See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2022	March 28, 2021
Operating activities
Net loss	$(36,877)	$(113,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,487	67,979
Gain on sale or disposal of assets, net	(1,755)	(77)
Income from joint venture	(285)	(126)
Loss on refinance of debt	953	—
Loss on repurchase of warrants	161	—
Amortization of deferred financing costs	2,769	2,529
Amortization of deferred rent incentive	(281)	1,338
Non-cash interest expense on capital lease obligation	4,514	4,603
Amortization of deferred sale lease-back gain	(770)	(770)
Deferred income taxes	(6,587)	—
Stock based compensation	46,376	2,371
Distributions from joint venture	265	122
Change in fair value of earnout liability	23,236	—
Change in fair value of warrant liability	20,748	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	23	2,563
Inventories	(1,708)	460
Prepaids, other current assets and other assets	(5,723)	594
Accounts payable and accrued expenses	10,777	23,608
Other current liabilities	4,265	5,101
Other long-term liabilities	4,273	19,828
Net cash provided by operating activities	142,861	17,123

Investing activities
Purchases of property, equipment, and internal use software	(135,548)	(26,598)
Proceeds from sale of property and equipment	6,160	482
Proceeds from sale of intangibles	—	60
Purchases of intangible assets	(2,602)	—
Acquisitions, net of cash acquired	(46,754)	(2,132)
Net cash used in investing activities	(178,744)	(28,188)

Financing activities
Repurchase of Series A preferred stock - Old Bowlero	(145,298)	—
Proceeds from issuance of Series A preferred stock	95,000	—
Proceeds from issuance of Class A common stock to Isos investors	94,413	—
Transaction costs related to Merger recapitalization	(20,670)	—
Proceeds from PIPE Investment	150,604	—

Proceeds from Forward Investment	100,000	—
Payment to existing shareholders of Old Bowlero	(226,000)	—
Consideration paid to existing option holders of Old Bowlero	(15,467)	—
Repurchase of treasury stock	(1,026)	—
Repurchase of warrants	(5,382)	—
Payment of long-term debt	(6,158)	(6,158)
Payment of First Lien Credit Facility Revolver	(39,853)	—
Proceeds from Incremental Liquidity Facility	—	45,000
Payment of Incremental Liquidity Facility	(45,000)	—
Proceeds from New Revolver	86,434	—
Payment of deferred financing costs	(977)	(1,984)
Construction allowance receipts	1,132	—
Net cash provided by financing activities	21,752	36,858
Effect of exchange rates on cash	15	71
Net (decrease) increase in cash and equivalents	(14,116)	25,864
Cash and cash equivalents at beginning of period	187,093	140,705
Cash and cash equivalents at end of period	$172,977	$166,569
See accompanying notes to unaudited condensed consolidated financial statements.

Bowlero Corp.
Index For Notes to Condensed Consolidated Financial Statements (unaudited)

Bowlero Corp.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1)Description of Business
Bowlero Corp., a Delaware corporation, and its subsidiaries (Bowlero Corp. and subsidiaries are referred to collectively as “we,” “our,” the “Company,” “Bowlero Corp.” or “Bowlero”) are the world’s largest operator of bowling entertainment centers.
The Company operates bowling centers under different brand names. The AMF branded centers are traditional bowling centers and the Bowlmor and Bowlero branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded centers are more upscale and some Bowlero branded centers are more traditional. All of our centers, regardless of branding, are managed in a fully integrated and consistent basis since all of our centers are in the same business of operating bowling entertainment. The following summarizes the Company’s centers by country and major brand as of March 27, 2022 and June 27, 2021:

	March 27, 2022	June 27, 2021
AMF & other	147	136
Bowlmor	2	14
Bowlero	160	133
Total centers in the United States	309	283
Mexico (AMF)	6	6
Canada (AMF and Bowlero)	2	2
Total	317	291
Impact of COVID-19
In mid-March of 2020, the Company temporarily suspended all operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the novel coronavirus and variants collectively known as COVID-19. Starting in April 2020, the Company began reopening centers and restoring operations. During the nine months ended March 27, 2022, all of our centers were open and remain open except two of our centers re-opened on September 13, 2021 and have remained open, and two centers in Canada closed on January 5, 2022 and reopened on January 31, 2022. Some centers have not operated at full capacity due to, among other factors, social distancing requirements, limited hours of operation, limitations on available offerings, and other operational restrictions. The temporary suspension of our operations and subsequent operational restrictions have had an adverse impact on the Company’s profitability and cash flows, for which the Company has taken and continues to take actions to address.
Basis of Presentation
Reverse Recapitalization: On December 15, 2021, (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) pursuant to the business combination agreement (the “BCA”) dated as of July 1, 2021, by and among the Old Bowlero and Isos Acquisition Corporation (“Isos”). Old Bowlero refers to Bowlero Corp. prior to the Closing Date.
Notwithstanding the legal form of the Business Combination pursuant to the BCA, the Business Combination is accounted for as a reverse recapitalization. Under this method of accounting, Isos is treated as the acquired company and Old Bowlero is treated as the acquirer for accounting and financial statement reporting purposes.
Old Bowlero has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Old Bowlero’s existing stockholders have the greatest voting interest in the Company;
•Old Bowlero’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the Company;

•Old Bowlero comprises the ongoing operations of the Company;
•Old Bowlero’s relevant measures, such as assets, revenues, cash flows and earnings, are higher than Isos’; and
•Old Bowlero’s existing senior management is the senior management of the Company.
As a result of Old Bowlero being the accounting acquirer, the financial reports filed with the Securities and Exchange Commission (“SEC”) by the Company subsequent to the Business Combination are prepared as if Old Bowlero is the predecessor and legal successor to the Company. The historical operations of Old Bowlero are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Old Bowlero prior to the Business Combination, (ii) the combined results of the Old Bowlero and Isos following the Business Combination on December 15, 2021, (iii) the assets and liabilities of Old Bowlero at their historical cost and (iv) the Company’s post-merger equity structure for all periods presented. The recapitalization of the number of shares of common stock and preferred stock attributable to the purchase of Bowlero Corp. in connection with the Business Combination is reflected retroactively to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization of Isos.
In connection with the Business Combination, Isos changed its name to Bowlero Corp. The Company’s Class A common stock is now listed on the New York Stock Exchange ("NYSE") under the symbol BOWL and warrants to purchase the Class A common stock are listed on the NYSE under the symbol BOWL.WS in lieu of the Isos ordinary shares and Isos’s warrants, respectively. Isos’ units automatically separated into the Isos ordinary shares and Isos’ warrants and ceased trading separately on the NYSE following the Closing Date. Prior to the Business Combination, Isos neither engaged in any operations nor generated any revenue. Until the Business Combination, based on Isos’ business activities, it was a shell company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of the Company, thus the shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 24.841 established in the BCA.
Unaudited Interim Financial Statements: The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of Bowlero Corp. as of June 27, 2021 and June 28, 2020 included in the Company’s final prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC, on February 1, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 27, 2022 and the related condensed statements of operations, comprehensive income (loss), temporary equity and stockholders' equity (deficit), and cash flows for the three and nine months ended March 27, 2022 and March 28, 2021. The results for the three and nine months ended March 27, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.
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

(2)Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior fiscal year, see Note 2 to the audited consolidated financial statements. During the nine months ended March 27, 2022, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein.
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
Stock-Based Compensation: Stock based compensation is recorded based on the grant-date fair value. Bowlero Corp. recognizes stock-based compensation on a straight-line basis or based on a graded vesting schedule over the requisite service period for time-based awards and recognizes the cost for performance-based awards upon meeting performance targets. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Stock based compensation is recorded in cost of revenues and selling, general and administrative expenses in the condensed consolidated statement of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.
We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option.
•Fair value of common stock - During the periods in which the Company was privately held, there was no public market for our stock. The fair value of the Company’s equity was approved by the Company’s Board of Directors using a third-party valuation specialist and factors it believed were material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. The Company believed the combination of these factors provided an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date. As a publicly held company, we now determine the fair value of the Company’s common stock based on the closing market price on the date of grant.
•Expected Term - We estimate the expected term of our time-based awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.
•Expected volatility – Given the limited market trading history as a publicly held company, and no public market for the Company’s shares prior to the Closing Date, the expected volatility rate is based on an average historical stock price volatility of comparable publicly-traded companies in the industry group.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected dividend yield — The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.
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

Net Loss Per Share Attributable to Common Stockholders: We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock. Since the Company has reported net losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. Dilutive securities include convertible preferred stock, warrants, earnouts, stock options, and restricted stock units ("RSUs"). See Note 20 - Net Loss Per Share.
Earnouts: Following the Closing Date, Isos and Bowlero equity holders at the effective time of the Business Combination have the contingent right to receive, in the aggregate, up to 22,361,278 shares of Class A common stock if, from the Closing Date until the fifth anniversary thereof, the reported closing trading price of the Class A common stock exceeds certain thresholds. As of the Closing Date, since earnouts are subject to change in control provisions, all but 152,370 of the earnout shares are reported as a liability in the condensed consolidated balance sheets. Changes in the value of earnouts are recorded as a non-operating item in the condensed consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, stock price, expected term, risk-free interest rate and the earnout hurdles. The Company evaluated its earnouts under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company recorded these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. See Note 14 - Earnouts and Note 16 - Fair Value of Financial Instruments for further information.
Warrants: Warrants outstanding consist of public warrants and private warrants, including warrants issued by Isos which continue to exist following the Closing Date and warrants issued by the Company on the Closing Date. The outstanding warrants are accounted for as freestanding financial instruments, and are classified as liabilities on the Company’s condensed consolidated balance sheets. The estimated fair value of the warrants is described in Note 16 - Fair Value of Financial Instruments. Changes in the value of the warrants are recorded as a non-operating item in the condensed statements of operations. The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
Emerging Growth Company Status: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.
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
Recently issued Accounting Standards:
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"). Following ASU 2016-02, the FASB issued subsequent guidance and amendments including ASU 2017-13, 2018-01, 2018-11, 2018-20, 2019-01, and 2020-05 (collectively, including ASU 2016-02, “Topic 842”). Topic 842 will replace the guidance in Topic 840. The main objectives are to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The right-of-use asset reflects the lessee’s right to direct the use of and obtain substantially all the economic benefits from that asset over the lease term, and it will be based on the lease liability subject to certain adjustments such as accrued rent, lease incentives, lease intangibles, initial direct costs and prepaid rent. The lease liability reflects the obligation to make payments for the right to use that asset. Operating leases will retain a straight-line lease expense, and finance leases will retain their front-loaded expense pattern, similar to current capital leases.

As a result of ASU 2020-05, Topic 842 will be effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Topic 842 before the deferred effective date. The Company has not adopted Topic 842, which is effective for the Company in fiscal year 2023. We are currently evaluating our lease population, current processes, internal controls, and timeline required for adoption. Additionally, we are still evaluating the practical expedients and the methods of adoption that we will use when adopting the new standard. The Company estimates that this standard will result in a material impact to our balance sheet from the recognition of right of use assets and liabilities, but not to our statement of operations or cash flows.

(3)Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended				Nine Months Ended
	March 27, 2022	%	March 28, 2021	%	March 27, 2022	%	March 28, 2021	%
Major revenue categories:
Bowling	$130,394	51%	$56,826	51%	$326,536	51%	$124,351	53%
Food and beverage	88,187	34%	36,866	33%	221,206	34%	75,653	32%
Amusement	33,781	13%	14,146	13%	83,967	13%	25,699	11%
Media	5,458	2%	4,374	4%	12,279	2%	10,428	4%
Total revenues	$257,820	100%	$112,212	100%	$643,988	100%	$236,131	100%
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
Media revenue — The Company earns media revenue from sanctioning official Professional Bowlers Association ("PBA") tournaments and licensing media content to our customers, which include television networks and multi-year contracts. The Company considers each tournament a separate performance obligation because each tournament’s pricing is negotiated separately and represents stand-alone selling price based on the terms of the contract and the relative nature of the services provided. Media revenue is generated through producing and licensing distribution rights to customers, which is recognized at the point-in-time the Company produces and delivers programming for a respective tournament. Tournament revenue includes sponsorships, entry and host fees. Fees received for sponsorships and tournaments are recognized as deferred revenue until the respective tournament occurs, at which point, the Company recognizes those fees as revenue.

(4)Leases
The Company leases various assets under non-cancellable operating and capital leases. These assets include bowling centers, office space, vehicles, and equipment.
Operating leases: For our operating leases, we recognize rent expense straight-line over the lease term, including rent-free periods. We recorded accrued rent of $26,200 and $26,853 within other long-term liabilities on the consolidated balance sheets as of March 27, 2022 and June 27, 2021, respectively.
In addition to previously received rent concessions in response to the economic effects of the COVID-19 pandemic, in March 2022, the Company received a rent concession related to an operating lease in the form of a rent abatement retroactive to April 1, 2020 for amounts which had been previously recognized as rent expense. We elected to not account for this concession as a modification in accordance with the relief provided by the FASB staff. As a result, we recognized rent abatements of $7,470 ($5,603 allocated to cost of revenues and $1,867 allocated to selling, general and administrative expenses) as a reduction of rent expense during the three and nine months ended March 27, 2022.
Capital leases: For our capital leases, we record interest expense on the obligation and amortize the asset over the lease term. We record a capital lease liability equal to the present value of the minimum lease payments over the lease term discounted using the incremental borrowing rate for that lease. We calculate the current portion of our capital lease obligation as the total payments that are due in the next 12 months that are attributed to principal payments in the capital lease obligation amortization schedule. We had $43,922 in accumulated amortization on property and equipment under capital leases as of March 27, 2022, and $34,609 as of June 27, 2021.
The following table summarizes the Company’s costs for operating and capital leases:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Operating Leases
Rent expense	$8,041	$13,969	$39,979	$42,669

Capital Leases
Interest expense	9,255	8,722	28,080	26,050
Amortization expense	3,003	3,049	9,313	9,300
Total Capital Lease Cost	$12,258	$11,771	$37,393	$35,350
The future minimum rent payments under our operating and capital leases as of March 27, 2022 are as follows:

	Operating Leases	Capital Leases

Remainder of 2022	$16,003	$11,159
2023	46,450	40,879
2024	45,559	41,954
2025	47,031	42,146
2026	45,090	37,353
Thereafter	566,291	1,030,886
Total Rental Payments:	$766,424	$1,204,377

Less imputed interest expense for capital leases:		809,526
Present value:		$394,851

(5)Merger and Acquisitions
Merger: For accounting purposes, the Business Combination was treated as the equivalent of Bowlero Corp. issuing stock for the net assets of Isos, accompanied by a recapitalization. The following summarizes the elements of the Business Combination to the consolidated statement of cash flows, including the transaction funding, sources and uses of cash, and merger-related earnouts and warrants:

Recapitalization
Cash-Isos Acquisition Corporation Trust	$254,851
Less: Isos transaction costs paid from Trust	(23,869)
Less: Redemptions of existing shareholders of Isos	(136,569)
Net proceeds from SPAC shareholders	94,413

Cash-PIPE	150,604
Cash-PIPE preferred	95,000
Cash-Forward	100,000
Total Cash received	440,017
Less: Bowlero transaction costs	(20,670)
Total Cash received, net of Bowlero transaction costs	419,347

Earnout liability	(181,113)
Warrant liability	(22,426)
New equity, net	215,808

Less: Consideration payment to Bowlero shareholders	(226,000)
Less: Payoff of preferred stock and accumulated dividends	(145,298)
Less: Payments for stock options	(15,467)
Net distributions to existing shareholders	(386,765)
Net contribution from Business Combination and preferred financing	$(170,957)
After making adjustments to the issuance of the Business Combination consideration shares, the redemption of the Isos ordinary shares, the consummation of the PIPE Offerings and the Forward Purchase Contract, the roll-over of vested options and the withholding of 1,068,884 shares for tax obligations from certain current and former employees and the conversion of common shares to preferred shares, there were 165,378,145 shares of the Common Stock issued and outstanding as of the Closing Date, of which 107,066,302 shares were Class A common stock and 58,311,203 shares were Class B common stock. There were 17,225,692 warrants outstanding as of the Closing Date.
The Company expensed $2,956 in transaction costs for amounts allocated to that portion of the earnouts related to Bowlero rather than as an offset to equity.
Acquisitions: The Company made a number of acquisitions of bowling centers during the nine months ended March 27, 2022 in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs.
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
The goodwill acquired in the business combinations during fiscal year 2022 represents:
•the value of an assembled workforce

•future earnings and cash flow potential of these businesses, and
•the complementary strategic fit and resulting synergies these businesses bring to existing operations
The goodwill recognized is deductible for tax purposes.
Business combinations: The Company’s preliminary accounting for the allocations of the purchase price for five business combinations at the dates of the respective acquisitions is based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. The following table summarizes the purchase price allocation for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses.

Identifiable assets acquired and liabilities assumed	Business Combination Totals
Current assets	$2,510
Property and equipment	29,027
Identifiable intangible assets	3,080
Goodwill	12,763
Total assets acquired	$47,380

Current liabilities	(415)
Total assumed liabilities	(415)
Total consideration transferred, net of cash acquired of $25	$46,965

Components of consideration transferred
Cash	$44,027
Holdback	1,468
Contingent consideration	1,470
Total	$46,965
Transaction expenses included in “other operating expense” in the condensed consolidated statement of operations for the nine months ended March 27, 2022	$759
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

Identifiable assets acquired and liabilities assumed	Bowl America	Other Asset Acquisition	Total
Current assets	$2,949	$5	$2,954
Property and equipment	40,121	8,564	48,685
Identifiable intangible assets	1,099	1,136	2,235
Assets held for sale	10,985	—	10,985
Current liabilities	(1,426)	(81)	(1,507)
Deferred tax liability	(9,107)	—	(9,107)
Total consideration transferred	$44,621	$9,624	$54,245
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
•Trade names: Trade names are recognized during Business Combinations and Asset Acquisitions using the relief-from-royalty method, which is considered a Level 3 fair value measurement due to the use of unobservable inputs. Significant assumptions used in the calculation include: revenue projections, a royalty rate based on qualitative factors and the market-derived royalty rates, discount rate based on the Company’s weighted average cost of capital ("WACC") adjusted for risks commonly inherent in trade names.
•Non-Competition: Non-compete agreements are recognized during Business Combinations and Asset Acquisitions. The Company records the fair value of non-competition agreements using the differential discounted cash flow method income approach, a Level 3 fair value measurement due to the use of unobservable inputs. Significant assumptions used in the fair value calculations for non-competition agreements include: potential competitor impact on revenue and expense projections, discount rate based on the Company’s WACC adjusted for risks commonly inherent in intangible assets, specifically non-compete agreements.
•Customer relationships: The Company records customer relationships for Business Combinations and Asset Acquisitions based on the fair value of contractual customer relationships with bowling leagues using the excess earnings income approach and discounted cash flow method, which are considered Level 3 fair value measurements due to the use of unobservable inputs. Significant assumptions used in the fair value calculations for relationships include: revenue and expense projections, customer retention rate for leagues, discount rate based on the Company’s WACC adjusted for risks inherent in intangible assets, specifically customer relationships and the remaining useful life.
•Liquor licenses: The Company records the fair value of brokered liquor licenses acquired in Business Combinations and Asset Acquisitions using the market approach. Significant assumptions used in the calculation include approximation based on recent sales of liquor licenses in the respective jurisdictions and assignment of an indefinite useful life as licenses do not expire and can be sold to third parties.
Contingent Consideration — A business combination during fiscal year 2022 included $1,470 of non-cash contingent consideration. The contingency depends on approvals by the local township that requires us to transfer real property in the event of certain decisions being made. The range of contingent consideration is $0 - $1,470. We recorded the amount based on:
(i)The probability of the contingency being met
(ii)A comparable sales approach to determine the value of the non-cash consideration.
These inputs are classified as level 3 on the fair value hierarchy.
Deferred Tax Liability – Since the Bowl America acquisition was a non-taxable stock acquisition, the Company recorded deferred tax liabilities for the difference between the tax carryover basis and the book value of the opening balances, which were recorded and allocated based on fair values to the respective assets acquired.

(6)Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the nine months ended March 27, 2022:

Balance as of June 27, 2021	$726,156
Goodwill resulting from acquisitions	12,631
Balance as of March 27, 2022	$738,787
Intangible Assets:

	March 27, 2022				June 27, 2021
	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	2	$9,900	$(8,415)	$1,485	1	$9,900	$(7,920)	$1,980
Bowlmor trade name	0	6,500	(6,500)	—	6	6,500	(2,600)	3,900
Other acquisition trade names	5	1,610	(507)	1,103	7	1,010	(173)	837
Customer relationships	2	20,652	(13,017)	7,635	3	18,370	(10,471)	7,899
Management contracts	2	1,800	(1,366)	434	2	1,800	(1,150)	650
Non-compete agreements	4	1,921	(769)	1,152	4	1,200	(514)	686
PBA member, sponsor & media relationships	8	1,400	(456)	944	8	1,400	(322)	1,078
Other intangible assets	4	921	(217)	704		—	—	—
		$44,704	$(31,247)	$13,457		$40,180	$(23,150)	$17,030
Indefinite-lived intangible assets:
Liquor licenses		9,735	—	9,735		9,027	—	9,027
PBA trade name		3,100	—	3,100		3,100	—	3,100
Bowlero trade name		66,900	—	66,900		66,900	—	66,900
		79,735	—	79,735		79,027	—	79,027
		$124,439	$(31,247)	$93,192		$119,207	$(23,150)	$96,057
The Company reviewed the estimated useful life of its Bowlmor tradename as part of the Company’s plans to rebrand its Bowlmor centers to Bowlero centers. Based on that review, the Company determined that the intangible asset associated with the Company’s Bowlmor tradename has a useful life shorter than initially estimated. During the fiscal quarter ended December 26, 2021, the Company adjusted the remaining useful life of the Bowlmor tradename from 5.75 years to 6 months. The change in useful life was made as a prospective adjustment and resulted in an increase in amortization expense of $1,706 and $3,412 for the three and nine months ended March 27, 2022, respectively.

(7)Property and Equipment
As of March 27, 2022 and June 27, 2021, property and equipment consists of:

	March 27, 2022	June 27, 2021
Land	$71,723	$19,879
Buildings and improvements	53,974	16,155
Leasehold improvements	342,524	313,441
Equipment, furniture, and fixtures	359,782	315,719
Construction in progress	15,707	27,028
	$843,710	$692,222
Accumulated depreciation	(331,367)	(276,561)
Property and equipment, net of accumulated depreciation	$512,343	$415,661
The following table shows depreciation expense related to property and equipment for the three and nine months ended March 27, 2022, and March 28, 2021, respectively:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Depreciation expense	$20,578	$17,036	$55,525	$50,408
Assets held for sale:
Total assets held for sale at March 27, 2022 and June 27, 2021 of $14,506 and $686, includes liquor licenses of $315 and $175, respectively. During the nine months ended March 27, 2022, we acquired approximately $13,455 in real property, which we plan to sell within the next 12 months.
(8)Internal Use Software
The following table presents a roll-forward of capitalized internal use software for the nine months ended March 27, 2022:

Capitalized internal use software	Balance at June 27, 2021	Additions	Balance at March 27, 2022
Internal use software, gross	$20,420	$3,534	$23,954
Accumulated amortization	(11,358)	(2,345)	(13,703)
Internal use software, net	$9,062	$1,189	$10,251
The following table presents amortization expense for the three and nine months ended March 27, 2022:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Amortization expense	$1,016	$625	$2,345	$1,712

(9)Accrued Expenses
As of March 27, 2022 and June 27, 2021, accrued expenses consist of:

	March 27, 2022	June 27, 2021
Customer deposits	$24,258	$7,114
Compensation	12,347	13,577
Taxes and licenses	10,465	9,646
Insurance	6,238	8,285
Deferred revenue	4,814	5,885
Deferred rent	3,950	4,384
Utilities	3,844	3,399
Interest	3,839	4,693
Professional fees	1,752	4,473
Other	8,606	2,194
Total accrued expenses	$80,113	$63,650

(10)Debt
The following table summarizes the Company’s debt structure as of March 27, 2022 and June 27, 2021:

	March 27, 2022	June 27, 2021
First Lien Credit Facility Revolver	$—	$39,853
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bearing variable rate interest; 4.50%nd 4.55% at March 27, 2022 and June 27, 2021, respectively, excluding impact of hedging)	794,376	800,534
Incremental Liquidity Facility	—	45,000
New Revolver (Maturing April 4, 2024)	86,434	—
	$880,810	$885,387
Less:
Unamortized financing costs	(7,496)	(9,800)
Current portion of unamortized financing costs	3,267	3,152
Current maturities of long-term debt	(8,211)	(8,211)
Total long-term debt	$868,370	$870,528
New Revolver: On December 15, 2021, the Company entered into a Sixth Amendment ("Sixth Amendment") to the First Lien Credit Agreement, by and among Bowlero, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders.
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
The New Revolver is subject to, among other provisions, covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, cross-default with other agreements relating to indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of Bowlero. In addition, the New Revolver is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if the New Revolver is at least 35% utilized (subject to certain exclusions) at the end of such fiscal quarter. The financial covenant requirement for the Company is in effect for the March 27, 2022 reporting period since the Company terminated the previous financial covenant waiver on March 3, 2022.
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
Letters of Credit: Outstanding standby letters of credit as of March 27, 2022 total $9,136 and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the New Revolver is reduced by the outstanding standby letters of credit.
The Company was in compliance with all debt covenants as of March 27, 2022.
(11)Income Taxes
The Company’s effective tax rate for the nine months ended March 27, 2022 is 14%. The difference between the US federal statutory rate of 21% and the year-to-date effective tax rate is mainly due to the current year changes in the valuation allowance partially offset by state income taxes. The effective tax rate for the nine months ended March 28, 2021 is 0% and differs from the US federal statutory rate of 21% primarily due to income tax expense being offset by changes in the valuation allowance.
(12)Commitments and Contingencies
Litigation and Claims: The Company is currently, and from time to time may be, subject to claims and actions arising in the ordinary course of its business, including general liability, fidelity, workers’ compensation, employment claims, and Americans with Disabilities Act ("ADA") claims. The Company has insurance to cover general liability and workers’ compensation claims and reserves for claims and actions in the ordinary course. The insurance is subject to a self-insured retention. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance.
In management’s opinion, there are no claims or actions either individually or in the aggregate that are expected to have a material adverse impact on the Company’s financial position or results of operations.
(13)Warrants
The following table summarizes the warrants outstanding as of March 27, 2022:

Class of Warrants	Number Outstanding
Public warrants	9,137,627
Private placement warrants	3,778,445
Unvested private placement warrants	1,619,348
14,535,420
Public Warrants: As of March 27, 2022, there were 14,535,420 warrants outstanding of which 9,137,627 were public warrants. The warrants entitle the holders to acquire Class A common stock.
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
Redemption of Warrants
Once the warrants become exercisable, Bowlero may call the public warrants for redemption for cash:
•in whole and not in part;
•at a price of $0.01 per warrant;

•upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•if, and only if, the reported closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before Bowlero sends the notice of redemption to the warrant holders.
Once the warrants become exercisable, Bowlero may redeem the outstanding public and private placement warrants for Class A common stock:
•in whole and not in part;

• at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the “fair market value” (as defined below) of the Class A common stock;

• if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

•if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Class A common stock shall mean the volume-weighted average price of the Class A common stock for the ten trading days immediately following on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Private Placement Warrants: The 3,778,445 private placement warrants (including the Class A common stock issuable upon exercise of the private warrants) are not redeemable by Bowlero for cash (other than pursuant to the $0.10 per warrant redemption provision described above) so long as they are held by Isos Acquisition Sponsor LLC (“Sponsor”), members of the Sponsor, LionTree Partners LLC (“LionTree”) or their permitted transferees except as part of a redemption of all outstanding warrants that permits holders of warrants to exercise such warrants at a make-whole price. The initial purchasers of these warrants, or their permitted transferees, have the option to exercise the warrants on a cashless basis.
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

Share and Warrant Repurchase Plan: As of February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. Please refer to Note 19-Share and Warrant Repurchase Program for more details.

Redemption of Public and Private Placement Warrants: On April 14, 2022, the Company announced the redemption of all of its outstanding publicly traded and privately held warrants to purchase shares of its Class A common stock. The Company will redeem all of the outstanding warrants as of 5:00 pm New York City time on May 16, 2022 (the "Redemption Date") for a redemption price of $0.10 per warrant (the "Redemption Price"). The rights of the warrant holders to exercise their warrants will terminate immediately prior to 5:00 p.m. New York City time on the Redemption Date.

During the redemption period, holders of the warrants may elect to exercise their warrants on a “cashless basis” by receiving a number of shares of Class A common stock based on the volume weighted average price of the Class A common stock for the ten trading days immediately following on the third trading day prior to the date on which notice of redemption was delivered to holders (the "Redemption Fair Market Value"). On April 27, 2022, the Company announced the Redemption Fair Market Value in connection with the upcoming redemption. The Redemption Fair Market Value is $12.0985. As a result, holders who exercise their warrants on a “cashless” basis before 5:00 p.m. New York City time on the Redemption Date will be entitled to receive 0.2936 shares of Class A common stock per warrant exercised.
(14)Earnouts
Old Bowlero’s stockholders and option holders received additional shares of Bowlero common stock (the "Earnout Shares"). Earnout Shares vest during the period from and after the Closing Date until the fifth anniversary of the Closing Date (the "Earnout Period"). The following tranches of Earnout Shares were issued to Old Bowlero stockholders:
(a)10,375,000 Earnout Shares, if the closing share price of Bowlero’s Class A common stock, par value $0.0001 per share (Class A common stock) equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date and
(b)10,375,000 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period.
During the Earnout Period, if Bowlero experiences an Acceleration Event, which as detailed in the BCA includes a change of control, liquidation or dissolution of the Company, bankruptcy or the assignment for the benefit of creditors the appointment of a custodian, receiver or trustee for all or substantially all the assets or properties of the Company, then any Earnout Shares that have not been previously issued by Bowlero (whether or not previously earned) to the Bowlero stockholders or holders of Options or issued but not vested will be deemed earned and issued or vested by Bowlero as of immediately prior to the Acceleration Event, unless, in the case of an Acceleration Event, the value of the consideration to be received by the holders of Bowlero common stock in such change of control transaction is less than the applicable stock price thresholds described above. If the consideration received in such Acceleration Event is not solely cash, Bowlero’s Board of Directors will determine the treatment of the Earnout Shares.
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
As part of the Sponsor Support Agreement, the Sponsor and LionTree were issued 1,611,278 Earnout Shares which vest during the period from and after the Closing Date until the fifth anniversary of the Closing Date: (a) 805,639 Earnout Shares if the closing share price of Bowlero’s Class A common stock equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date and (b) 805,639 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period.
(15)Derivatives
The Company uses interest rate swaps and cap agreements to convert a portion of its variable interest rate exposure to fixed rates to protect the Company from future interest rate increases. The Company’s interest rate swap and cap agreements consist of the following:

	March 27, 2022		June 27, 2021
	Notional Amounts	Expiration	Notional Amounts	Expiration
Interest rate swaps	$552,500	June 30, 2022	$552,500	June 30, 2022
Interest rate caps	97,500	March 31, 2022	97,500	March 31, 2022
Total notional amounts	$650,000		$650,000
Under the swap agreements, the Company pays a fixed rate of interest of 2.561% and receives an average variable rate of the one-month LIBOR adjusted monthly. Under the interest rate cap agreements, the Company pays a fixed rate fee of 0.179% on the notional amount and has a strike rate of 3.00%.

The fair values of the swap and cap agreements as of March 27, 2022 and June 27, 2021 were liabilities of $2,141 and $8,869, respectively, and are included in other current liabilities in the consolidated balance sheets.
The reclassifications from accumulated other comprehensive income ("AOCI") into income during the three and nine months ended March 27, 2022 and March 28, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Interest expense reclassified from AOCI into net loss	$2,205	$2,266	$6,610	$6,798
The fair value of the Swap and Cap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations. There are no income taxes related to the amounts recorded to AOCI due to tax credits and the full valuation allowance on deferred taxes.
(16)Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of March 27, 2022 and June 27, 2021 are as follows:

	March 27, 2022	June 27, 2021
Carrying value	$880,810	$885,387
Fair value	874,034	887,102
The fair value of our debt is estimated based on information provided by JP Morgan Chase Bank, N.A. and is based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
Items Measured at Fair Value on a Recurring Basis
As of March 27, 2022 and June 27, 2021, the Company held certain liabilities that were required to be measured at fair value on a recurring basis. The following tables are summaries of fair value measurements and hierarchy level as of:

	March 27, 2022
	Level 1	Level 2	Level 3	Total
Public warrants	$24,123	$—	$—	$24,123
Private placement warrants	—	—	9,975	9,975
Unvested warrants	—	—	3,854	3,854
Earnout shares	—	—	204,416	204,416
Contingent consideration	—	—	1,470	1,470
Derivatives	—	2,141	—	2,141
Total liabilities	$24,123	$2,141	$219,715	$245,979
The fair value of the warrant liability is classified as Level 1 and Level 3, depending on the class of warrant. The fair values of private warrants, unvested warrants, and earn-out shares were established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulation as of March 27, 2022 were as follows:

Input	Warrant Liability	Earnout
Expected term in years	4.72	4.72
Expected volatility	28%	55%
Risk-free interest rate	2.54%	2.54%
Stock price	$10.86	$10.86
Dividend yield	—	—

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 Earnout liability and Warrant Liability for the nine months ended March 27, 2022:

	June 27, 2021	Issuances	Settlements	Changes in fair value	March 27, 2022
Earnouts	$—	$181,180	$—	$23,236	$204,416
Warrant liability	—	22,426	5,222	20,748	37,952
Totals:	$—	$203,606	$5,222	$43,984	$242,368
There were no transfers in or out of any of the levels of the valuation hierarchy during the fiscal year ended June 27, 2021 or through the period ended March 27, 2022.
Derivatives - The Company’s interest rate swap and cap agreements are valued using observable inputs; therefore, the resulting obligation is classified within Level 2 of the fair value hierarchy at March 27, 2022 and June 27, 2021.
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
Items Measured at Fair Value on a Non-Recurring Basis
The Company’s significant assets measured at fair value on a non-recurring basis subsequent to their initial recognition include assets held for sale. We utilize third party broker estimate of value amounts to record the assets held for sale at their fair value less costs to sell. These inputs are classified as level 2 fair value measurements.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.
(17)Common Stock, Preferred Stock and Stockholders’ Equity
Common Stock
The Company is authorized to issue three classes of stock to be designated, respectively, Class A common stock, Class B common stock (together with Class A common stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Corporation shall have authority to issue is 2,400,000,000, divided into the following:
Class A:
•Authorized: 2,000,000,000, with a par value of $0.0001 per share
•Issued and Outstanding: 107,025,528 (inclusive of 2,746,748 shares contingent on certain stock price thresholds but excluding 109,754 shares held in treasury) as of March 27, 2022
Class B:
•Authorized: 200,000,000, with a par value of $0.0001 per share
•Issued and Outstanding: 58,311,203 as of March 27, 2022
Preferred Stock:

•Authorized: 200,000,000, with a par value of $0.0001 per share
•Issued and Outstanding: 200,000 of Series A Preferred Stock as of March 27, 2022
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to conversion and voting. Shares of Class B common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock automatically upon transfer, or upon the earliest to occur of (i) the 15th anniversary of the Closing Date, with respect to Thomas F. Shannon’s (ii) the death or disability, (iii) ceasing to beneficially own at least 10% of the outstanding shares of Class A common stock and Class B common stock or (iv) his employment as our CEO, being terminated for cause. Holders of Class B common stock may convert their shares into shares of Class A common stock at any time at their option. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
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
As of the Closing Date, we exchanged 51,397,025 shares of Old Bowlero Redeemable Common Stock for 51,397,025 shares of Class B Common stock of the Company. As of March 27, 2022, there was no Old Bowlero Redeemable Common Stock remaining.
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
As of the Closing Date, we redeemed the Old Bowlero Preferred Stock with a cash payment of $145,298. As of March 27, 2022, there was no Old Bowlero Preferred Stock outstanding.
Series A Preferred Stock
As of March 27, 2022, the Company had issued and outstanding 200,000 shares of Preferred Stock. Holders of Preferred Stock have voting rights in certain matters that require vote or consent of holders representing a majority of the outstanding shares of the Preferred Stock. There are no other voting rights associated with the Preferred Stock as long as management holds over 50% of the equity voting power.
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of March 27, 2022, there have been no dividends declared or paid in cash. On December 31, 2021, accumulated dividends in the amount of $489 were added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 27, 2022, dividends in the amount of $3,154 have accumulated on the Preferred Stock.
The Preferred Stock is redeemable if a Fundamental Change occurs and each holder will have the right to require the Company to repurchase such holders’ shares of Preferred Stock or any portion thereof for a cash purchase price. A Fundamental Change includes events such as a person or a group becoming direct or indirect owners of shares of the

Company’s Common Stock representing more than 50% of the voting power, consummation of a transaction with which all the Common Stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive cash or other property, Company’s stockholders approve any plan or proposal for the liquidation or dissolution of the Company, or the Company’s Common Stock ceases to be listed on any of the NYSE or The Nasdaq Global Market or The Nasdaq Global Select Market (or any of their respective successors).
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
(18)Stock Based Compensation
The Company has three stock incentive plans: the 2017 Stock Incentive Plan (“2017 Plan”), the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are to attract and retain key personnel by providing them the opportunity to acquire equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders. There has been no activity or costs incurred for the ESPP.
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
The Company recorded compensation cost for all performance-based and unvested time-based options of $24,516 and $138, respectively, due to the Business Combination on December 15, 2021, since the terms of these options were such that the options vested upon the occurrence of a liquidity event. The Business Combination was a liquidity event that triggered the vesting of these options. For the nine months ended March 28, 2021, we recorded compensation cost of $2,351 in selling, general and administrative expenses and $20 in cost of revenues within the condensed consolidated statements of operations.
A summary of stock options outstanding under the 2017 Plan at March 27, 2022, and changes during the nine months then ended is presented below. The aggregate intrinsic value, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount option holders realized (in the case of exercised options) or would realize if all in-the-money options had been exercised on the last business day of the period. The total intrinsic value of options exercised during the three and nine months ended March 27, 2022 was $69,985, and the total intrinsic value of options repurchased during the three and nine months ended March 27, 2022 was $4,362.

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 27, 2021	49,331,480	$8.60	9.13	$—
Granted	—	—	—	—
Exercised - stock	10,360,078	3.25	—	—
Repurchased - cash	639,122	—	—	—
Forfeited and cancelled	17,962,453	13.53	—	—
Outstanding at March 27, 2022	20,369,827	$7.14	9.74	$75,696
Vested as of March 27, 2022	20,369,827	7.14	9.74	75,696
Exercisable as of March 27, 2022	20,369,827	7.14	9.74	75,696
2021 Plan: The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other stock based awards granted under the 2021 Plan. Shares to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to an annual increase on the first day of each calendar year beginning January 1, 2022. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.
During the nine-months ended March 27, 2022, the Company recorded $3,323 in compensation cost recognized for 665,912 fully vested options reallocated and $14,228 in compensation cost for 1,422,813 shares for a share-based bonus.
As a result of the Business Combination, the Company issued fully vested and unvested stock options to certain employees. The unvested stock options vest based on a service condition. The stock options are measured based on a Black-Scholes-Merton model, and are expensed evenly over the service period. The expected volatility is based on historical volatility of companies considered comparable to the Company. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding. The following table presents the significant assumptions used in the Black-Scholes model with the following range of weighted average assumptions for options granted in fiscal 2022:

Expected term in years	6.68
Interest rate	1.39%
Volatility	55.6%
Dividend yield	—

A summary of stock options outstanding under the 2021 Plan at March 27, 2022, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 14, 2021	—	$—	$—	$—
Granted	9,415,912	13.72	10.00	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Repurchased or settled	—	—	—	—
Outstanding at March 27, 2022	9,415,912	$13.72	9.75	$573
Vested as of March 27, 2022	665,912	13.72	9.75	573
Exercisable as of March 27, 2022	665,912	13.72	9.75	573
The Company issued RSUs to employees and board members that vest based on service conditions (Service based RSUs). The Company measures the grant-date fair value based on the price of the Company's shares on the grant date. The following table presents a summary of RSUs subject to time-based service conditions and changes during the period then ended is presented below as of March 27, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 14, 2021	—	$—	$—	$—
Granted	933,600	9.72	2.51	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 27, 2022	933,600	$9.72	2.41	$10,139
As a result of the Business Combination, the Company issued earnout RSUs to employees that vest upon the achievement of market conditions with a 5-year expiration date (Earnout RSUs). The fair value of the earnout RSUs was determined based on a Monte-Carlo simulation method reflecting those market conditions, and the Company recognizes compensation expense evenly over the 5-year service period. The following table presents a summary of the earnout RSUs subject to market conditions and changes during the period then ended as of March 27, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 14, 2021	—	$—	—	$—
Granted	152,370	8.16	5.00	—
Vested	—	—	—	—
Forfeited	10,198	8.16	—	—
Outstanding at March 27, 2022	142,172	$8.16	4.72	$1,544

The Company issued RSUs to employees and board members that vest based upon the achievement of market and service conditions (Market and service based RSUs). The fair value of those RSUs was determined using a Monte-Carlo simulation method reflecting those market conditions. The following table presents a summary those RSUs subject to market and service conditions, and changes during the period then ended as of March 27, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 14, 2021	—	$—	—	$—
Granted	262,200	6.64	2.79	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March, 27, 2022	262,200	$6.64	2.72	$2,847
As of March 27, 2022, the total compensation cost not yet recognized is as follows:

	Award Plan	Unrecognized Compensation Cost	Weighted Average Period over which its expected to be recognized
Stock options	2021 Plan	$39,812	6.73
Service based RSUs	2021 Plan	8,472	2.41
Market and service based RSUs	2021 Plan	1,697	2.72
Earnout RSUs	2021 Plan	1,095	4.72
Total unrecognized compensation cost		$51,076	5.84
Stock-based compensation recognized in the condensed consolidated statement of operations for the nine months ended March 27, 2022 is as follows:

	Award Plan	Selling, general and administrative expenses	Cost of revenues	Total
Performance-based options	2017 Plan	$24,468	$48	$24,516
Time-based options	2017 Plan	916	36	952
Stock options	2021 Plan	5,966	—	5,966
Service based RSUs	2021 Plan	592	13	605
Market and service based RSUs	2021 Plan	41	3	44
Earnout RSUs	2021 Plan	65	—	65
Share-based bonus	—	14,228	—	14,228
Total stock based compensation expense		$46,276	$100	$46,376

(19)Share and Warrant Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of March 27, 2022, the remaining balance of the repurchase plan was $193,592. The following table below sets forth the selected share and warrant repurchase plan information (in thousands, except shares and warrants repurchased) for the periods indicated:

Three and Nine Months Ended March 27, 2022
Class A common stock repurchased	109,754
Total cost of Class A common stock repurchased	$1,026
Warrants repurchased	2,690,272
Total cost of warrants repurchased	$5,382

(20)Net Loss Per Share
Net loss per share calculations for all periods prior to the Closing Date have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization. The computation of basic and diluted net loss per Class A and B common share is as follows:

	Three Months Ended
	March 27, 2022			March 28, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to stockholders	$(13,344)	$(7,461)	$(20,805)	$(25,103)	$—	$(25,103)

Denominator
Weighted-average shares outstanding	104,279,718	58,311,203	162,590,921	146,848,329	—	146,848,329

Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.13)	$(0.17)	$—	$(0.17)

	Nine Months Ended
	March 27, 2022			March 28, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to stockholders	$(37,867)	$(6,300)	$(44,167)	$(118,998)	$—	$(118,998)

Denominator
Weighted-average shares outstanding	130,944,782	21,786,603	152,731,385	146,848,329	—	146,848,329

Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.29)	$(0.81)	$—	$(0.81)

(21)Segment Information
The Company has one reporting segment, which consists of operating a bowling entertainment business. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions regarding resource allocation and assessing performance. Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions. Our CODM assesses performance based on consolidated as well as bowling center-level revenue and operating profit.
The Company attributes revenue to individual countries based on the Company’s bowling center locations. The Company’s bowling centers are located in the United States, Mexico and Canada. The Company’s revenues generated outside of the United States and invoiced in Mexico and Canada for the three and nine months ended March 27, 2022 and March 28, 2021 are not material.
The Company’s long-lived assets in Mexico and Canada based on country of location, which includes property and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization are not material.

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
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we," “us," “our," the “Company," and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. Unless otherwise indicated, all financial information in this section is presented in thousands, except share and per share data.
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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results to differ include:
•our ability to grow and manage growth profitably;
•the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;
•the risk that the market for our entertainment offerings may not develop on the timeframe or in the manner that we currently anticipate;
•general geopolitical and economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business;
•our ability to attract new customers and retain existing customers;
•changes in consumer preferences and buying patterns;
•the impact of inflation on our costs, margins and our pricing;

•inability to compete successfully against current and future competitors in the highly competitive out-of-home and home-based entertainment markets;
•inability to operate venues, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements;
•damage to brand or reputation;
•our ability to successfully defend litigation brought against us;
•our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties;
•failure to hire and retain qualified employees and personnel;
•fluctuations in our operating results;
•security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures;
•catastrophic events, including war, terrorism and other international conflicts, adverse weather conditions, public health issues or natural catastrophes and accidents;
•risk of increased regulation of our operations;
•our future capital needs;
•the significant uncertainty created by the COVID-19 pandemic and the negative impact of the COVID-19 pandemic on our business; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Risk Factors” in other filings that have been made or will be made by us with the SEC.
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
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of newly constructed centers and through acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). Due in part to the COVID-19 pandemic, the Company’s revenue for fiscal 2021 as compared to fiscal 2020 decreased by 26.7% on a same-store basis. However, during fiscal year 2021, the Company saw positive trends for revenue growth as we re-opened our centers, as well as positive growth from acquisitions and new centers. For the three months of our third quarter of fiscal 2022 (from December 27, 2021 to March 27, 2022), as compared to the corresponding periods in fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and fiscal 2019, the Company’s total revenue (inclusive of acquisitions and new centers) increased by 130% and 26%, respectively. For the three months of our third quarter of fiscal 2022 (from December 27, 2021 to March 27, 2022), as compared to the corresponding periods in fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and fiscal 2019, the Company’s total revenue increased on a same-store basis by 115% and 12%, respectively.

For the first nine months of our fiscal 2022 (from June 28, 2021 to March 27, 2022), as compared to the corresponding periods in fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and pre-pandemic periods (the first and second quarters of fiscal 2020 combined with the third quarter of fiscal 2019), the Company’s total revenue (inclusive of acquisitions and new centers) increased by 173% and 20%, respectively. For the first nine months of our fiscal 2022 (from June 28, 2021 to March 27, 2022), as compared to the corresponding periods in fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and pre-pandemic periods (the first and second quarters of fiscal 2020 combined with the third quarter of fiscal 2019), the Company’s total revenue increased on a same-store basis increased by 163% and 10%, respectively.

Same-store revenues includes centers that are open in periods presented (open on both the first day and last day of the period) and excludes centers that are not open in periods presented, such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. We continue to see positive momentum for future demand and we have recovered to better than pre-pandemic performance. This growth came despite the emergence of the COVID-19 Omicron variants, which had a significant impact on results. In particular, the corporate event business (which typically peaks in the second fiscal quarter) was significantly reduced in connection with delayed/ reversed returns to the office. This was particularly impactful in New York City area and Silicon Valley, CA area. While we generated a strong financial performance prior to the COVID-19 pandemic and during the previous three quarters, the impact of COVID-19, its variants, the governmental actions imposed in response to the virus, and the resulting consequences on our consumer’s risk tolerance toward health and safety matters remains uncertain.
The Business Combination
On December 15, 2021, we completed the business combination (the “Business Combination”) contemplated by the business combination agreement, dated as of July 1, 2021, as amended on November 1, 2021 (the "BCA"), by and among Isos Acquisition Corporation (“Isos”) and Bowlero Corp. (“Old Bowlero”). Pursuant to the BCA, Old Bowlero was merged with and into Isos, with Isos surviving the merger, and Isos was renamed “Bowlero Corp.”
Recent Developments
Our results for the first nine months of fiscal 2022 exhibit the strong rebound in our operations with reductions in COVID-19 closures and restrictions, the strength of our business model, the increase in confidence of our customers, and the resilience in the bowling market. Additionally, the further improvements in our quarterly results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the nine months ended March 27, 2022:
•We made seven acquisitions (inclusive of those acquisitions of businesses that are accounted for as asset acquisitions) that we believe will aid the Company in several key geographic markets and aid in leveraging our fixed costs by adding 24 centers in total.
•We completed two new builds, which opened in the beginning of our second fiscal quarter. We also signed two new agreements for additional new builds in prime markets.
•Our revenues and Adjusted EBITDA on a trailing twelve month basis have increased consecutively over the previous five quarters and exceed pre-COVID-19 levels. Additionally, our revenues on a same-store basis have increased over the past three quarters.

We continue to address the impacts of the COVID-19 pandemic, including the governmental actions imposed in response. The rise of the Delta and Omicron variants of COVID-19 and public health official’s response to potential resurgences in the virus could impact our future operations. For example, some of our centers operate in jurisdictions that require a proof of vaccination and/or face masks, among other protocols. There remains significant uncertainty on the future of the COVID-19 pandemic, acceptance of available vaccines, and the public’s receptiveness to those measures. Although we believe our recent results, actions, and goals exhibit our strength in the bowling market and our position for the future growth, we may incur future expenses related to retaining and hiring employees, training team members, and navigating the disruption in the food and beverage supply chains.
Impact of COVID-19
In mid-March of 2020, the Company temporarily suspended all operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the novel coronavirus known as COVID-19. Starting in April 2020, the Company began reopening centers and restoring operations. During the nine months ended March 27, 2022, all but two of our centers were open and the remaining two centers re-opened on September 13, 2021 and have remained open, except on January 5, 2022, our two centers in Canada closed and reopened on January 31, 2022. The temporary suspension of our operations and subsequent operational restrictions have had an adverse impact on the Company’s profitability and cash flows. The Company continues to take incremental actions to address these evolving impacts and the governmental actions imposed in response to COVID-19 and its variants. We cannot predict with certainty how fast customers will return to our centers, or if we would need to re-impose restrictions due to the continued spread of the COVID-19 virus and its variants. The Company continues to monitor health authority requirements when evaluating the protocols we have in place.
While the future impact of the COVID-19 situation is not known, as centers remain open and operating, we continue to see favorable trends with increasing sales and positive center-level cash flows due, in part, to a revamped operating model that is being executed at lower cost. We continue to monitor the situation closely and it is possible that we will implement further measures.
Trends
There are a number of trends that we expect to materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor, raw materials and other food and beverage costs. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of centers not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
The following graph and table detail the Company’s quarterly revenues and net income (loss) over the previous eight quarters:

Quarterly Revenues and Net income (loss) (in thousands)
Revenues
300,000
250,000
200,000
150,000
100,000
50,000
—
40,000
20,000
—
(20,000)
(40,000)
(60,000)
(80,000)
(100,000)
Net income (loss)
June 28, 2020
September 27, 2020
December 27, 2020
March 28, 2021
June 27, 2021
September 26, 2021
December 26, 2021
March 27, 2022
Revenues
Net income (loss)

(in thousands)	June 28, 2020	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022
Revenues	$11,126	49,931	73,988	112,212	159,103	180,978	205,190	257,820
Net income (loss)	(84,748)	(40,772)	(49,137)	(23,091)	(13,461)	15,564	(34,454)	(17,987)
The following graph details the Company’s trailing twelve month revenues, net income (loss), and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) on a quarterly basis over the previous quarters. Adjusted EBITDA represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants.

Trailing Twelve Month Revenues, Net income (loss), & Adjusted EBITDA and Quarterly Revenues, Net loss, & Adjusted EBITDA (in thousands)
Revenues
$850,000
$800,000
$750,000
$700,000
$650,000
$600,000
$550,000
$500,000
$450,000
$400,000
$350,000
$300,000
$250,000
$200,000
$150,000
$100,000
$50,000
$—
Net income (loss) and Adjusted EBITDA
$300,000
$270,000
$240,000
$210,000
$180,000
$150,000
$120,000
$90,000
$60,000
$30,000
$—
$(30,000)
$(60,000)
$(90,000)
$(120,000)
$(150,000)
$(180,000)
$(210,000)
March 28, 2021
June 27, 2021
September 26, 2021
December 26, 2021
March 27, 2022
Twelve month and quarterly period ended
Trailing twelve month Revenues
Quarterly Revenues
Trailing twelve month Net loss
Trailing twelve month Adjusted EBITDA
Quarterly Net income (loss)
Quarterly Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because we believe it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. Additionally, we believe trailing twelve month Adjusted EBITDA provides the current run-rate for trending purposes, rather than annualizing the respective quarters, as the Company’s business is seasonal, with the second and third fiscal quarters being higher than the first and last quarters.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing twelve month Adjusted EBITDA do not reflect:
•every expenditure, future requirements for capital expenditures or contractual commitments;
•changes in our working capital needs;
•the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;
•income tax (benefit) expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
•non-cash equity compensation, which will remain a key element of our overall equity based compensation package; and

•the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table details trailing twelve month revenues, net income (loss), and Adjusted EBITDA on a quarterly basis, as well as quarterly revenues and net (loss) income and a non-GAAP reconciliation of quarterly Adjusted EBITDA to net (loss) income, the closest applicable GAAP financial measures.
BOWLERO CORP.
Quarterly and Trailing twelve month Revenues, Net (loss) income and Adjusted EBITDA
(Unaudited)

(in thousands)	June 28, 2020	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022
Consolidated
Revenues	$11,126	49,931	73,988	112,212	159,103	180,978	205,190	257,820

Net income (loss)	$(84,748)	(40,772)	(49,137)	(23,091)	(13,461)	15,564	(34,454)	(17,987)
Adjustments:
Interest expense	20,623	21,173	22,253	22,303	23,128	22,928	23,880	22,293
Income tax expense (benefit)	7,594	124	106	103	(1,368)	(6,244)	362	(207)
Depreciation and amortization	23,432	22,451	22,538	22,990	23,872	22,841	25,660	29,986
Share-based compensation	855	849	696	826	793	801	42,555	3,020
Closed center EBITDA (1)	970	579	904	806	1,750	420	398	611
Foreign currency exchange loss (gain)	(57)	2	(195)	104	(99)	35	86	(90)
Asset disposition loss (gain)	690	1	(142)	64	31	(30)	(123)	(1,601)
Transactional and other advisory costs (2)	1,480	1,510	731	1,852	6,644	2,829	29,149	4,757
Charges attributed to new initiatives (3)	116	132	116	136	147	141	65	43
Extraordinary unusual non-recurring (gains) losses (4)	(451)	1,164	(1,647)	1,294	859	(441)	1,662	929
Changes in the value of earnouts and warrants (5)	—	—	—	—	—	—	(22,472)	66,617
Adjusted EBITDA	$(29,496)	7,213	(3,777)	27,387	42,296	58,844	66,768	108,371
Trailing twelve month Net loss				$(197,748)	(126,461)	(70,125)	(55,442)	(50,338)
Trailing twelve month Adjusted EBITDA				$1,327	73,119	124,750	195,295	276,279
Trailing twelve month Revenues				$247,257	395,234	526,281	657,483	803,091
Trailing twelve month Net loss as a % of Trailing twelve month Revenues				(80)%	(32)%	(13)%	(8)%	(6)%
Trailing twelve month Adjusted EBITDA as a % of Trailing twelve month Revenues				1%	19%	24%	30%	34%

Adjusted EBITDA represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants. Refer to notes detailed in the Liquidity and Capital Resources section for additional details concerning the respective items included in Adjusted EBITDA.
Three Months Ended March 27, 2022 Compared To the Three Months Ended March 28, 2021
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	March 27, 2022	%(1)	March 28, 2021	%(1)	Change
Revenues	$257,820	100%	$112,212	100%	$145,608
Costs of revenues	156,491	61%	94,113	84%	62,378
Gross profit	101,329	39%	18,099	16%	83,230

Operating (income) expenses:
Selling, general and administrative expenses	30,315	12%	17,695	16%	12,620
(Gain) loss on sale or disposal of assets	(1,601)	-1%	64	0%	(1,665)
Income from joint venture	(127)	0%	(69)	0%	(58)
Management fee income	(307)	0%	(25)	0%	(282)
Other operating expense	2,333	1%	1,119	1%	1,214
Total operating expense, net	30,613	12%	18,784	17%	11,829

Operating profit (loss)	70,716	27%	(685)	-1%	71,401

Other expenses:
Interest expense, net	22,293	9%	22,303	20%	(10)
Change in fair value of earnout shares	45,778	18%	—	0%	45,778
Change in fair value of warrant liability	20,678	8%	—	0%	20,678
Other expense	161	0%	—	0%	161
Total other expense, net	88,910	34%	22,303	20%	66,607

Loss before income tax (benefit) expense	(18,194)	-7%	(22,988)	-20%	4,794

Income tax (benefit) expense	(207)	0%	103	0%	(310)
Net loss	$(17,987)	-7%	$(23,091)	-21%	$5,104
Note: (1) Percent calculated as a percentage of revenues and may not total due to rounding.
Revenues: For the quarter ended March 27, 2022, revenues totaled $257,820 and represented an increase of $145,608, or 130%, over the same period last fiscal year. The overall increase in revenues is due to the continued improvement in market conditions with less restrictions put in place by federal, state and local government policies, as well as organic growth and the impact of 23 net centers added through acquisitions and newly constructed centers in comparing the quarter ended March 27, 2022 to the quarter ended March 28, 2021. The following table summarizes the increase in the Company’s revenue on a same-store-basis for the quarter ended March 27, 2022 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	March 27, 2022	March 28, 2021	Change	% Change
Center revenues on a same-store basis	$232,695	$108,346	$124,349	115%
Revenues for media, new and closed centers	25,125	3,866	21,259	550%
Total revenues	$257,820	$112,212	$145,608	130%
Same-store revenues includes centers that are open in periods presented (open on both the first day and last day of the period) and excludes centers that are not open in periods presented, such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the quarter ended March 27, 2022 reflects improved overall performance and a significantly lower level of center closures and restrictions on our operations due to the COVID-19 pandemic, as compared to the same period last fiscal year.
Cost of Revenues: The Company’s cost of revenues include costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent, property taxes, supplies and insurance, as well as variable costs that include labor, food and beverage costs, prize funds, production expenses and amusement costs. The increase in cost of revenues of $62,378, or 66%, is due to the increase in revenues and operating activities in comparison to the same period last fiscal year. Partially offsetting the increase in costs of revenue is a reduction in rent expense of approximately $5,603 related to rent relief obtained by the Company. As detailed in note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, this rent abatement is part of the Company's efforts to secure rent relief from landlords in connection with the COVID-19 pandemic closures. In the prior fiscal year, our operations were greatly impacted by the closure of our centers due to the COVID-19 pandemic, and we responded by, among other things, furloughing employees and cutting costs. Cost of revenues as a percent of revenues decreased from 84% during the quarter ended March 28, 2021 to approximately 61% during the quarter ended March 27, 2022 due primarily to the increase in revenues and the resulting operating leverage increase, since a large portion of our cost of revenues is fixed. As we increase our revenues, we expect our cost of revenues as a percent of revenue to decrease.
Selling, general and administrative expenses (“SG&A”): SG&A expenses include employee related costs with payroll and benefits as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $12,620, or 71%, to $30,315 due to the overall increase in revenues and operating activities as compared to the same period last fiscal year, including an increase of $2,268 in compensation, an increase of $2,133 in share-based compensation and $2,075 increase in professional fees. The increase in compensation costs mainly reflects increases in pay rates and higher staffing to support the increase in business. The increase in share-based compensation costs reflects new equity awards as a public-company to key members of management as an incentive to motivate and retain employees. Partially offsetting the increase in SG&A costs is a reduction in rent expense of approximately $1,867 related to rent relief obtained by the Company. As detailed in note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, this rent abatement is part of the Company's efforts to secure rent relief from landlords in connection with the COVID-19 pandemic closures. Total SG&A expenses as a percent of net sales for the quarter ended March 27, 2022 was approximately 12%, as compared to 16% for the corresponding period last fiscal year. The decrease in SG&A as a percentage of revenue mainly reflects the impact of higher revenues and operating leverage since a large proportion of our SG&A costs are highly leverageable and not variable with changes in revenue.
Interest expense, net: Interest expense mainly relates to interest on debt and capital leases. Interest expense decreased $10 to $22,293. Total average outstanding debt was approximately $880,810 during the third quarter of fiscal 2022, as compared to $887,440 during the third quarter of fiscal 2021. The Company’s weighted average interest rate on debt was approximately 5.38% for the quarter ended March 27, 2022, as compared to 5.45% for the quarter ended March 28, 2021.
Change in fair value of earnouts and warrants: As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the liabilities is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during the three months ended March 27, 2022 is due to the increase in the fair value of the earnouts and warrants, which mainly reflects the increase in the Company’s stock price.
Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur. The Company's income taxes primarily consist of state income taxes because of the net operating loss (NOL) position of the Company and the valuation allowance on deferred tax assets.
The $310 decrease in income tax expense during the quarter ended March 27, 2022 is due to the favorable return-to-provision income tax adjustment recorded during the three months ended March 27, 2022 and higher state income taxes during the prior year.
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
Nine Months Ended March 27, 2022 Compared To the Nine Months Ended March 28, 2021
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the nine months presented below:

	Nine Months Ended
(in thousands)	March 27, 2022	% (1)	March 28, 2021	% (1)	Change
Revenues	$643,988	100%	$236,131	100%	$407,857
Costs of revenues	424,742	66%	253,654	107%	171,088
Gross profit (loss)	219,246	34%	(17,523)	-7%	236,769

Operating (income) expenses:
Selling, general and administrative expenses	145,013	23%	49,217	21%	95,796
Gain on sale or disposal of assets	(1,755)	0%	(77)	0%	(1,678)
Income from joint venture	(285)	0%	(126)	0%	(159)
Management fee income	(564)	0%	(132)	0%	(432)
Other operating expense	6,557	1%	721	0%	5,836
Business interruption insurance recoveries	—	0%	(20,188)	-9%	20,188
Total operating expense, net	148,966	23%	29,415	12%	119,551

Operating profit (loss)	70,280	11%	(46,938)	-20%	117,218

Other expenses:
Interest expense, net	69,101	11%	65,729	28%	3,372
Change in fair value of earnout shares	23,236	4%	—	0%	23,236
Change in fair value of warrant liability	20,748	3%	—	0%	20,748
Other expense	161	0%	—	0%	161
Total other expense, net	113,246	18%	65,729	28%	47,517

Loss before income tax (benefit) expense	(42,966)	-7%	(112,667)	-48%	69,701

Income tax (benefit) expense	(6,089)	-1%	333	0%	(6,422)
Net loss	$(36,877)	-6%	$(113,000)	-48%	$76,123
Note: (1) Percent calculated as a percentage of revenues and may not total due to rounding.
Revenues: For the nine months ended March 27, 2022, revenues totaled $643,988 and represented an increase of $407,857, or approximately 173%, over the same period last fiscal year. The overall increase in revenues is due to the continued organic growth, improvement in market conditions with less restrictions put in place by federal, state and local government policies, as well as the impact of 23 net centers added through acquisitions and newly constructed centers in comparing the nine months ended March 27, 2022 to the nine months ended March 28, 2021. The following table summarizes the increase in the Company’s revenue on a same-store-basis for the nine months ended March 27, 2022 as compared to the corresponding period last fiscal year:

	Nine Months Ended
(in thousands)	March 27, 2022	March 28, 2021	Change	% Change
Center revenues on a same-store basis	$592,116	$224,917	$367,199	163%
Revenues for media, new and closed centers	51,872	11,244	40,628	361%
Total revenues	$643,988	$236,161	$407,827	173%
Same-store revenues includes centers that are open in periods presented (open both on the first day and last day of the period) and excludes centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the nine months ended March 27, 2022 reflects a significantly lower level of center closures and restrictions on our operations due to the COVID-19 pandemic, as compared to the same period last fiscal year.
Cost of Revenues: The Company’s cost of revenues include costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent, property taxes, supplies and insurance, as well as variable costs that include labor, food and beverage costs, prize funds, production expenses and amusement costs. The increase in cost of revenues of $171,088, or 67%, is due to the increase in revenues and operating activities in comparison to the same period last fiscal year. In the prior fiscal year, our operations were greatly impacted by the closure of our centers in connection with the COVID-19 pandemic, and we responded by, among other things, furloughing employees and cutting costs. Partially offsetting the increase in costs of revenue is a reduction in rent expense of approximately $5,603 related to rent relief obtained by the Company. As detailed in note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, this rent abatement is part of the Company's efforts to secure rent relief from landlords due to the COVID-19 pandemic closures. Cost of revenues as a percent of revenues decreased from 107% during the first nine months of fiscal 2021 to 66% during the first nine months of fiscal 2022, mainly due to the increase in revenues and the resulting operating leverage increase, since a large portion of our cost of revenues is fixed. As we increase our revenues, we expect our cost of revenues as a percent of revenue to decrease.
Selling, general and administrative expenses (“SG&A”): SG&A expenses include employee related costs with payroll and benefits as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $95,796, or 195%, to $145,013, mainly due to approximately $68,405 in transactional expenses including share-based compensation of $42,212 incurred with the Business Combination. Also contributing to the overall increase in SG&A is the increase in revenues and operating activities as compared to the same period last fiscal year, including an increase of $6,226 in compensation, an increase of $2,133 in share-based compensation not directly related to the close of the Business Combination and $2,352 increase in professional fees. The increase in compensation costs mainly reflects increases in pay rates and higher staffing to support the increase in business. The increase in share-based compensation costs reflects new equity awards as a public-company to key members of management as an incentive to motivate and retain employees. Partially offsetting the increase in SG&A costs is a reduction in rent expense of approximately $1,867 related to rent relief obtained by the Company. As detailed in note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, this rent abatement is part of the Company's efforts to secure rent relief from landlords in connection with the COVID-19 pandemic closures. Total SG&A expenses as a percent of net sales for the nine months ended March 27, 2022 was approximately 23%, as compared to 21% for the corresponding period last fiscal year. The increase in SG&A as a percentage of revenue reflects the higher costs associated with the Business Combination, partially offset by operating leverage increase with the impact of higher revenues, since a large proportion of our SG&A costs are highly leverageable and not variable with changes in revenue. Excluding the $68,405 in Business Combination-related transactional expenses, SG&A costs as a percentage of revenues was approximately 12%.
Business interruption insurance proceeds: During the first nine months of fiscal 2021, the Company collected and recognized as income $20,188 in business interruption insurance proceeds due to the closure of our centers starting in mid-March 2020 during the COVID-19 pandemic. There were no business interruption insurance proceeds received during the current fiscal year.
Other operating expenses: Other operating expenses include various cost, such as professional fees related to transactions. The increase in other operating expenses is mainly due to an increase in transactions as compared to the prior year.
Interest expense, net: Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $3,372, or 5%, to $69,101. The higher interest expense is primarily the result of our increased capital lease obligation and expense during the nine months ended March 27, 2022. Total average outstanding debt was approximately $882,037 during the nine months ended March 27, 2022 as compared to $874,493 during the nine months ended March 28,

2021. The Company’s weighted average interest rate on debt was approximately 5.39% for the nine months ended March 27, 2022, as compared to 5.49% for the corresponding period last fiscal year.
Change in fair value of earnouts and warrants: As a result of Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the liabilities is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during the nine months ended March 27, 2022 is due to the increase in the fair value of the earnouts and warrants, which mainly reflects the increase in the Company’s stock price.
Income Taxes: Income tax (benefit) expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The income tax benefit for the nine months ended March 27, 2022 is due to the release of a portion of the valuation allowance for deferred tax assets resulting from recording of deferred tax liabilities associated with accounting for the acquisition of Bowl America.
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
At March 27, 2022, we had $172,977 of available cash.

Nine Months Ended March 27, 2022 Compared To the Nine Months Ended March 28, 2021
The following compares the primary categories of the consolidated statements of cash flows for the nine months ended March 27, 2022 and March 28, 2021:

	Nine Months Ended
(in thousands)	March 27, 2022	March 28, 2021	$ Change	% Change
Net cash provided by operating activities	$142,861	$17,123	$125,738	734%
Net cash used in investing activities	(178,744)	(28,188)	(150,556)	534%
Net cash provided by financing activities	21,752	36,858	(15,106)	-41%
Effect of exchange rates on cash	15	71	(56)	-79%
Net (decrease) increase in cash and equivalents	$(14,116)	$25,864	$(39,980)	-155%
During the nine months ended March 27, 2022, net cash provided from operations totaled $142,861, as compared to cash provided by operations of $17,123 during the period ended March 28, 2021. The increase in cash provided by operating activities reflects the strong recovery with higher revenues. We benefited in the nine months ended March 27, 2022 from the rebound in consumer demand and revenues from recently acquired centers and opening of newly built centers.
Investing activities utilized $178,744 in cash during the nine months ended March 27, 2022, reflecting our acquisitions of businesses and capital expenditures, as well as center conversions and related capital expenditures. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.
Financing activities provided $21,752 in cash in the nine months ended March 27, 2022 reflecting the net funds received from the Business Combination, partially offset by scheduled long-term debt payments. In the comparable period in the prior fiscal year, we obtained additional funds under our Incremental Liquidity Facility, which was entered into on September 25, 2020, as part of the Company’s response to the COVID-19 pandemic to increase liquidity.
Aggregate Contractual Obligations
As of March 27, 2022, the Company’s contractual obligations, including payments due by period, are not materially different than disclosed in Bowlero Corp’s audited annual consolidated financial statements included in the Company’s Prospectus previously filed with the SEC, except for warrants and earnouts liabilities disclosed in Notes 13 and 14, respectively, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.
Covenant Compliance
First Lien Credit Agreement
The First Lien Credit Agreement that governs our credit facilities contains, among other provisions, covenants regarding indebtedness, dividends and distributions, asset sales, and the maintenance of financial ratios. Payment of borrowings under the First Lien Credit Agreement may be accelerated if there is an event of default. Events of default under the First Lien Credit Agreement include the failure to pay principal and interest when due, a material breach of representations or warranties, events of bankruptcy, a change of control, and most covenant defaults.
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
Each of Covenant Adjusted EBITDA and Total Leverage Ratio for the trailing 52 week periods is used to determine whether we can make restricted payments, as defined in our First Lien Credit Agreement, that would otherwise be prohibited by the restricted payments covenant and the amount of certain investments that we can make that would otherwise be prohibited by the investments covenant. Specifically, we are permitted to make restricted payments that would otherwise be prohibited by the restricted payments covenant if the Total Leverage Ratio would not exceed 4 to 1, and we are permitted to make certain investments that would otherwise be prohibited by the investments covenant if the Total Leverage Ratio would not exceed 4.25 to 1. Covenant Adjusted EBITDA is also a measure that governs (i) the amounts of debt that we can incur under the various prongs of the covenant that restricts incurrence of debt and whether or not this additional debt can be secured (in particular, restricted subsidiaries that are not loan parties can incur debt up to the greater of $25,000 and 19% of Covenant Adjusted EBITDA), (ii) certain requirements in connection with an asset disposition (in particular, we can dispose of assets not constituting collateral up to the greater of $10,000 and 7% of Covenant Adjusted EBITDA), and (iii) whether a subsidiary is deemed to be an immaterial subsidiary and therefore is not required to become a guarantor or provide security to the lenders under the First Lien Credit Agreement (immaterial subsidiaries are defined as subsidiaries whose assets are less than 2.5% of consolidated total assets and whose Covenant Adjusted EBITDA, on an unconsolidated basis, is less than 2.5% of our Covenant Adjusted EBITDA, on a consolidated basis).
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
On June 10, 2020, we entered into an amendment to the First Lien Credit Agreement that, among other things, provided us with a covenant waiver period through June 26, 2021 that waived application of the First Lien Leverage Ratio test for so long as Bowlero satisfied a minimum liquidity test of maintaining Total Liquidity (as defined in the First Lien Credit Agreement) of not less than $20,000, calculated on each business day and certified monthly. Under the covenant waiver, if Bowlero failed to satisfy the Total Liquidity test, it would avoid a default under the covenant waiver as long as, on any business day on which it failed the Total Liquidity test, our Core Liquidity (as defined in the First Lien Credit Agreement) was not less than $20,000. We have been and continue to be in compliance with both the Total Liquidity test and the alternative Core Liquidity test.
The need for the covenant waiver included in the amendment was driven by the effects of the COVID-19 pandemic and related government-imposed restrictions, which caused us to temporarily suspend all operations in compliance with local, state, and federal governmental restrictions at the outset of the pandemic and to restrict our operations in various respects throughout the pandemic. Absent the covenant waiver, we would not have been in compliance with our First Lien Leverage Ratio maintenance covenant as of the last day of our fiscal quarters ended September 27, 2020, December 27, 2020 and March 28, 2021 or on the last day of our fiscal year ended June 27, 2021, because as of such dates, our First Lien Leverage Ratio was 6.51 to 1, 16.43 to 1, 43.0 to 1 and 6.66 to 1, respectively, and as of each such date, we were more than 35% drawn under our revolving credit facility and certain letters of credit (as described above). Accordingly, absent the covenant waiver, we would have been in default under our First Lien Credit Agreement as of each such date. The First Lien Leverage Ratio covenant waiver period was subsequently extended to the last day of the fiscal quarter ended March 27, 2022 in connection with entry into the above mentioned Incremental Liquidity Facility. Based on this extension and assuming satisfaction of the waiver requirements, the Company’s next First Lien Leverage Ratio test occurred on March 27, 2022 reporting, since the testing conditions were triggered (i.e., the revolving credit facility and applicable letters of credit are more than 35% drawn). Our First Lien Leverage Ratio for the quarters ended September 26, 2021, December 26, 2021, and March 27, 2022 were 4.2 to 1, 3.17 to 1, and 2.36 to 1, respectively; accordingly, we would have been in compliance with the First Lien Leverage Ratio test as of such dates, even absent the covenant waiver.
Our Total Leverage Ratio was the same as our First Lien Leverage Ratio for each day referenced above (i.e., 6.51 to 1, 16.43 to 1 and 43.0 to 1 as of the last day of our fiscal quarters ended September 27, 2020, December 27, 2020 and March 28, 2021, respectively, and 6.66 to 1 as of the last day of our fiscal year ended June 27, 2021). Accordingly, during such time period, we were prohibited from making restricted payments and certain investments because our Total Leverage Ratio exceeded the maximum Total Leverage Ratio described above which would have allowed for such restricted payments and investments. Our Total Leverage Ratio for the quarters ended September 26, 2021 and December 26, 2021 were 4.2 to 1 and 3.17 to 1, respectively; accordingly, we were permitted to make certain restricted investments, but not make certain restricted payments, under our First Lien Credit Agreement. As our Total Leverage Ratio for the quarter ended March 27, 2022 was 2.36 to 1, we are currently permitted to make both restricted payments and restricted investments.
The Company was in compliance with the financial covenants as of March 27, 2022, since our Total Leverage Ratio for the quarter ended March 27, 2022 was 2.36 to 1.
Reconciliation of Net Income (loss) to Covenant Adjusted EBITDA
We present Covenant Adjusted EBITDA in this Quarterly Report on Form 10-Q to provide important supplemental information to enable investors to understand the calculation of, and our compliance with, certain covenants under the First Lien Credit Agreement, as discussed above. Covenant Adjusted EBITDA is an important liquidity measure because, as discussed above, it governs our ability to borrow under, and maintain compliance with, the First Lien Credit Agreement. Covenant Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.
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
The following table details trailing twelve month Net loss, Adjusted EBITDA and Covenant Adjusted EBITDA:

BOWLERO CORP.
Trailing twelve month Adjusted EBITDA and Covenant Adjusted EBITDA
Unaudited

(in thousands)	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022
Consolidated
Net loss	$(126,461)	(70,125)	(55,442)	(50,338)
Adjustments:
Interest expense	88,857	90,612	92,239	92,229
Income tax expense (benefit)	(1,035)	(7,403)	(7,147)	(7,457)
Depreciation and amortization	91,851	92,241	95,363	102,359
Share-based compensation	3,164	3,116	44,975	47,169
Closed center EBITDA (1)	4,039	3,880	3,374	3,179
Foreign currency exchange (gain) loss	(188)	(155)	126	(68)
Asset disposition loss (gain)	(46)	(77)	(58)	(1,723)
Transactional and other advisory costs (2)	10,737	12,056	40,474	43,379
Charges attributed to new initiatives (3)	531	540	489	396
Extraordinary unusual non-recurring losses (4)	1,670	65	3,374	3,009
Changes in the value of earnouts and warrants (5)	—	—	(22,472)	44,145
Adjusted EBITDA	$73,119	124,750	195,295	276,279
Business interruption insurance recoveries	(20,188)	—	—	—
Annual covenant adjustments:
Contra rent expense (6)	(5,305)	(4,779)	(12,537)	(20,630)
Non-income other taxes (7)	20,911	21,078	21,657	22,564
Optimization run-rate savings (8)	22,682	16,717	10,396	4,219
De novo adjustment (9)	7,022	17,603	24,388	14,451
Renovated facility adjustment (10)	6,617	6,046	2,931	2,253
Total covenant adjustments	31,739	56,665	46,835	22,857
Trailing twelve month Adjusted EBITDA	73,119	124,750	195,295	276,279
Trailing twelve month Covenant Adjusted EBITDA	$104,858	181,415	242,130	299,136
Notes to Adjusted EBITDA and Covenant Adjusted EBITDA:
The following notes to Adjusted EBITDA and Covenant Adjusted EBITDA are summarized from the First Lien Credit Agreement. For the exact defined terms, refer to the First Lien Credit Agreement.
(1)The closed center adjustment is to remove EBITDA for closed centers. Closed centers are those centers that are closed for a variety of reasons, including permanent closure, newly acquired or built centers prior to opening, centers closed for renovation or rebranding and conversion. Closed centers do not include centers closed in compliance with local, state and federal government restrictions due to COVID-19. If a center is not open on the last day of the reporting period, it will be considered closed for that reporting period.
(2)The adjustment for transaction costs and other advisory costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, dispositions and costs in connection with an initial public offering, in each case, regardless of whether consummated. The large increases in this adjustment during the quarters ended December 26, 2021 and March 27, 2022 reflect the transactional costs associated with the Business Combination.
(3)The adjustment for charges is to remove actual charges attributed to new initiatives include charges with the undertaking and/or implementation of new initiatives, business optimization activities, cost savings initiatives, cost rationalization programs, operating expense reductions and/or synergies and/or similar initiatives and/or programs including any restructuring charge (including any charges relating to any tax restructuring), any charge relating to the closure or consolidation of any office or facility, any systems implementation charge, any severance charge, any one time compensation charge, any charge relating to entry into a new market, any charge relating to any strategic initiative or contract and any lease run-off charge.
(4)The adjustment for extraordinary unusual non-recurring gains or losses is to remove extraordinary gains and losses, which include any gain or charge from any extraordinary item as determined in good faith by the Company and/or any non-recurring or unusual item as determined in good faith by the Company and/or any charge associated with and/or payment of any legal settlement, fine, judgment or order.
(5)The adjustment for changes in the value of earnouts and warrants is to remove of the impact of the revaluation of the earnouts and warrants. As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
(6)Contra rent expense is an adjustment to report rent expense on a cash basis (cash rent expense). The Contra rent is calculated to adjust for such non-cash items as straight-lined rent and other non-cash operating and capital lease items. The adjustments in Contra rent to derive cash rent can be positive or negative adjustments, and as for example, rent expense is increased by including cash payments to landlords in cash rent that would otherwise go to amortization and interest expense.
(7)The adjustment for non-income other tax expense is to remove non-income related taxes, including property taxes.
(8)Optimization run-rate savings are adjustments to include run-rate cost savings, operating expense reductions, operational improvements and cost synergies that are reasonably identifiable, factually supportable and in good faith to result from actions that have been taken.
(9)A de novo facility is a new center. The de novo adjustment is an annualized amount for the first 18 months following the opening of a de novo facility which is based on the greater of actual Adjusted EBITDA attributable to such de novo facility for each month such de novo facility has been in operation and the 12-month average Adjusted EBITDA determined in good faith for all similar facilities that have been in operation for a period of at least 18 months. The total of de novo and renovated facility adjustments shall not, for any period, exceed an amount equal to 15% of Covenant Adjusted EBITDA for such period, calculated prior to giving effect to such add-backs. The increase in the de novo adjustment for the quarter ended September 26, 2021 is primarily due to the overall increase in Covenant Adjusted EBITDA. When the calculated de novo amount is reduced by the 15% limit, the de novo adjustment will increase as Covenant Adjusted EBTIDA increases. The increase in the de novo adjustment for the quarter ended December 26, 2021 is primarily due to the increase in new centers. The decrease in the de novo adjustment for the quarter ended March 27, 2022 is primarily because the Company did not open any new centers during the quarter.
(10)A renovated facility is a center that has been renovated and the renovated facility adjustment is to retrospectively reflect an amount based on actual results over the greater of actual Covenant Adjusted EBITDA attributable to performance gains for such facility for each month such facility has been in operation post-renovation and the 12-month average Adjusted EBITDA attributable to performance gains for all similar facilities that have been in operation for a period of at least 18 months determined in good faith. As such, in effect, this adjustment adjusts the historical periods to appropriately reflect the current statue of the business. The total of de novo and renovated facility adjustments shall not, for any period, exceed an amount equal to 15% of Covenant Adjusted EBITDA for such period, calculated prior to giving effect to such add-backs.
Off-Balance Sheet Arrangements
As of March 27, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
For long-lived assets, an impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. The Company recognized no impairment charges during the three and nine months ended March 27, 2022 and March 28, 2021, respectively. The impairments relate to long-lived assets for closed centers and liquor licenses. We estimated the fair value of these assets utilizing the market approach using orderly liquidation values or broker quotes for sale of similar properties. We then compared these fair values to the related carrying value of the long-lived assets.
Goodwill Impairment
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed of businesses acquired.
The Company performs its annual impairment testing on the first day of our fiscal fourth quarter of each year and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company has one reporting unit, operating a bowling entertainment business. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. For fiscal 2021, the Company performed a quantitative assessment of goodwill using the income approach due to the economic impact of the COVID-19 pandemic with the temporary closure of our centers. The Company considers the COVID-19 situation to be temporary and the Company’s overall business is expected to continue to recover. The fair value of our one reporting unit is substantially in excess of carrying value and not considered at risk of goodwill impairment. There was no impairment charge for goodwill recorded in fiscal 2022 or fiscal 2021.
Impairment of Indefinite-lived Intangible Assets
Management assesses impairment of indefinite-lived intangible assets, including Bowlero and Professional Bowlers Association trade names, on an annual basis during the fourth quarter or more frequently under certain circumstances.
We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity specific events. For fiscal 2021, the Company performed a quantitative assessment of indefinite-lived intangible assets due to the economic impact of the COVID-19 pandemic with the temporary closure of our centers. The Company considers the COVID-19 situation to be temporary and the Company’s overall business is expected to continue to recover. There were no impairment charges for indefinite-lived intangible assets recorded in fiscal 2022 or 2021.

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
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the initial public offering by Isos of units which closed on March 5, 2021, which units comprised of Isos’ Class A ordinary shares and warrants (the “IPO”), (b) in which we have total annual gross revenue of at least $1,070,000 or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700,000 as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 27, 2022 due to the existence of material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of June 27, 2021 and for the year ended June 27, 2021, and which are still being remediated.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and overseen by the Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Material Weaknesses in Internal Control Over Financial Reporting
Prior to the Business Combination, we were a private company with fewer internal accounting and financial reporting personnel and other resources to address our internal control over financial reporting as compared to public reporting companies. In connection with the audit of our consolidated financial statements as of June 27, 2021 and for the year ended June 27, 2021, we identified material weaknesses in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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

Remediation Efforts to Address Material Weaknesses
We are working to remediate these material weaknesses as soon as possible and expect to fully remediate during our fiscal year ending July 2, 2023 through, among other steps, hiring additional qualified accounting and finance personnel, engagement of accounting and financial reporting consultants with technical expertise over complex and/or unusual transactions, implementation of internal controls over financial reporting, formalization of accounting policies and controls and we also plan to implement certain accounting systems to automate manual processes.
Changes in Internal Control Over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the nine months ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

A number of such claims may exist at any given time, and there are currently a number of claims and legal proceedings pending against us, including a group of approximately 76 charges of discrimination pending with the Equal Employment Opportunity Commission (the “EEOC”). Of the pending charges, 69 allege age discrimination only, two allege retaliation only, and five allege age discrimination and retaliation. On March 31, 2022, the EEOC issued determinations of probable cause as to five of the charges based upon purported evidence of age discrimination, which the Company contests and intends to defend vigorously. The Company now awaits conciliation proposals from the EEOC. The remaining seventy-one charges remain pending before the EEOC in various stages of investigation. In addition, the EEOC has conducted its own administrative investigation of an alleged pattern or practice of age discrimination, which culminated in a determination of probable cause dated March 7, 2022, in which the Commission alleged that evidence purportedly exists of such a pattern or practice dating back to 2013. The Company contests such determination and intends to defend vigorously. Following that determination, the EEOC asked for additional information and invited the Company to participate in conciliation. In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows. In particular, our management, after consultation with legal counsel, believes that the EEOC claims alleging age discrimination, and the facts alleged therein, do not pose any material risk to the business or operations of the Company because, among other things, management believes such claims to be in the ordinary course and without substantive merit. In addition, management, after consultation with legal counsel, believes that approximately 65 of such EEOC claims would be time barred due to expiry of the statute of limitations if the individuals were to bring the claims themselves, but not so barred if the EEOC were to bring the claims. Nevertheless, even if such claims were not time barred, they would not pose a material risk to the Company's business or operations and may be barred by the equitable doctrine of laches.
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
Isos’ IPO
On December 30, 2020, Isos Acquisition Sponsor LLC, sponsor of Isos Acquisition Corporation, paid $25,000 or approximately $0.0043 per share, to cover for certain offering costs in consideration for 5,750,000 Isos' Class B ordinary shares. Such securities were issued in connection with our organization. On February 25, 2021, Isos issued 576,786 Class B ordinary shares to Lion Tree Partners for nominal consideration (up to 176,786 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) and cancelled such same amount of Class B ordinary shares held by the sponsor.
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
On December 15, 2021, we issued 95,000 shares of Preferred Stock pursuant to certain subscription agreements, each dated as of July 1, 2021, with a number of investors, each of which was an accredited investor, pursuant to which, substantially concurrently with the closing of the Business Combination, such investors agreed to purchase the Preferred Shares.
Atairos
On December 15, 2021, we issued 105,000 shares of Preferred Stock to pursuant to the BCA to A-B Parent LLC.
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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s Class A common stock and warrants made during the three months ended March 27, 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Shares and warrants Purchased as Part of Publicly Announced plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[3]
December 27, 2021 - January 30, 2022	—	$—	—	$—	—	$200,000
January 31, 2022 - February 27, 2022	72,732	9.01	2,681,922	2.00	2,754,654	193,981
February 28, 2022 - March 27, 2022	37,022	10.01	8,350	2.15	45,372	193,592
Total	109,754	$9.35	2,690,272	$2.00	2,800,026
1 The average price paid per share and warrant includes costs associated with the repurchases
2 Share and warrant repurchases are conducted under our ongoing Share and Warrant Repurchase Program announced on February 7, 2022, which expires on February 3, 2024. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
3 This column represents the approximate dollar value of shares and warrants that could have been repurchased under the plan at the end of the month

Item 6. Exhibits and Financial Statement Schedules
Exhibit Index

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 11, 2022

BOWLERO CORP.

/s/ Brett I. Parker
Brett I. Parker
Chief Financial Officer
(Principal Financial Officer)