Form 10-K
period 2022-07-03
Bowlero Corp.
filed 2022-09-15
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40142

___________________________________
BOWLERO CORP.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	98-1632024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7313 Bell Creek Road
Mechanicsville, Virginia	23111
(Address of Principal Executive Offices)	(Zip Code)
(804) 417-2000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BOWL	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $325,356,000, based on the closing price of $9.15 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange.
The registrant had outstanding 110,122,265 shares of Class A common stock, 55,911,203 shares of Class B common stock, and 200,000 shares of Series A preferred stock as of September 6, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Auditor Name:	KPMG LLP	Auditor Location:	Richmond, Virginia	Auditor Firm ID:	185

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts.. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to: the impact of COVID-19 pandemic and any future outbreaks of contagious diseases on our business; our ability to design and execute our business strategy; changes in consumer preferences and buying patterns; our ability to compete in our markets; the occurrence of unfavorable publicity; risks associated with long-term non-cancellable leases for our centers; our ability to retain key managers; risks associated with our substantial indebtedness and limitations on future sources of liquidity; our ability to carry out our expansion plans; our continued ability to produce content, build infrastructure and market Professional Bowlers Association (“PBA”) events; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; the cost and availability of commodities and other products we need to operate our business; cybersecurity breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other conflicts; public health issues or natural catastrophes and accidents; changes in the regulatory atmosphere and related private sector initiatives; fluctuations in our operating results; economic conditions, including the impact of increasing interest rates, inflation and recession; and other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under Part I, Item 1A “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTOR SUMMARY
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:
•the impact of COVID-19 pandemic on our business, including any additional future government-mandated and voluntary shutdowns and operating restrictions on our business and the level of customer demand;
•lack of demand for our services;
•changes in economic and business conditions;
•inability to sustain further growth in our business;
•failure to meet customer expectations;
•changing patterns in consumer spending and preferences;
•competition that we face;
•inability to maintain our brand identity and our reputation;
•inability to obtain, maintain and defend intellectual property rights;
•inability to manage changes in commodity prices and other product costs;
•risks associated with our non-cancelable, long-term operating leases that account for a significant portion of our operating expenses;
•cybersecurity breaches and data leaks, and our dependence on information technology systems;
•the impact of seasonality, recession, weather, inflation, acts of violence or terrorism and other factors outside our control
These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company’s risk factors in the section titled Part I, Item 1A “Risk Factors,” together with the other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Part I
Item 1. Business
Overview
We are the world’s largest operator of bowling entertainment centers. Since the acquisition of the original Bowlmor Lanes location in 1997 in Greenwich Village, New York City, our journey has continued to revolutionize bowling entertainment. We operate traditional bowling centers and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. Our bowling business is our only reporting segment. All amounts are in thousands, except share, per share or as otherwise specifically noted.
Competitive Strengths
We believe our key competitive strengths include our highly loyal customers, strong branding, diverse product offerings, excellent and well-diversified geographic locations, proven business model and experienced management team, all of which contribute to our solid track record of sustainable growth and generating positive earnings.
Loyal Customers:    With the over 26-million customers (pre-pandemic) we serve each year, we are well-positioned in highly attractive markets across North America to capitalize on the very large addressable markets for bowling and out-of-home entertainment. With our strong market position, we are able to leverage our competitive strengths to grow our business by, among other things, differentiating our bowling, dining and amusement video game entertainment offerings for our retail, league and group event customers. Retail consists of our walk-in customers and is by far our largest and most diverse audience. Leagues are a large and stable source of recurring revenue and group events, such as birthday parties and corporate events, are a consistent revenue stream with significant growth potential.
2

Strong Branding:     Our centers operate under different brand names and our strong branding plays an integral role in the success of our business. The Bowlero branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and a more robust customer service for individual and group events. The AMF centers are traditional bowling centers in an updated format.
Diverse Product Offerings:     We attribute our success to our many competitive strengths and our ongoing efforts to grow and revitalize all aspects of the bowling industry. We are well positioned in the marketplace with our well-located centers, combined with our strong branding and highly loyal customer base. We have made significant investments over the years in upgrading and converting our centers and training our staff to provide our guests with world-class customer experiences. Our gaming operations pioneer in-center gaming, apps and new technology to bring gaming into our centers and beyond our bowling centers. Our food and beverage offerings are a key element to the overall experience at our centers for which we are well positioned for the price, quality and value. Our iconic branding extends to media, as we own, operate and produce all of the content for the Professional Bowlers Association (PBA Tour). As the leader in bowling entertainment, the PBA is a strategic part of our operations, as the PBA has thousands of members and millions of fans across the globe. The PBA is the major sanctioning body for the sport of professional ten-pin bowling in the United States, a membership organization for professional bowlers, and oversees professional bowling tournaments and related broadcasting.
Proven Business Model:     Bowlero has a lengthy history since our founding in 1997. For the five-year period from March 29, 2015 to March 29, 2020, which was the last five-year fiscal period which was not affected by the impact of the COVID-19 pandemic, our revenue increased from $544,200 to $657,100. However, when including COVID-19 pandemic-impacted periods, for the five-year period beginning July 1, 2018 and ended July 3, 2022, our revenue increased from $619,100 to $911,705. We remain focused on creating long-term shareholder value by driving organic growth through conversions and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, as well as through the opening of new centers. Additionally, we have implemented several initiatives, including self-service kiosks, robotic process automation, online reservations and event sales, as well as other technologies to optimize our resources so as to operate with a leaner staffing model, further improving margins and operating cash flows.
A key part of our growth strategy is center acquisitions, as we continually evaluate potential acquisitions that strategically fit within our overall growth strategy. We also have an established blueprint for in-market acquisitions, including entering markets through direct purchases or through leasing arrangements. To that end, we entered into an agreement on May 27, 2021 to acquire Bowl America Incorporated (NYSE American: BWL-A) which operated 17 bowling centers in Florida, Virginia and Maryland. We completed this acquisition on August 16, 2021, as well as a number of other acquisitions in various markets throughout the year as detailed in Note 3 - Business Combinations and Acquisitions to our consolidated financial statements included in this Annual Report in Form 10-K.
Proven Management Team:     Our executive management team is well proven and highly experienced with a long track record of driving positive results for increased shareholder value and world-class experiences for our guests. Our founder continues to drive the entrepreneurial culture which underpins our ongoing success. Our management team is committed to constantly improving our world-class company. We also have a team of skilled, loyal and committed managers and other associates at each of our centers. We have developed and maintain as a key initiative the training of our center managers and associates to attract and retain talent, create high-performance center leadership teams and maintain a culture to build upon our inspiring purpose, vision and values.
Our Industry
We operate in the leisure industry, which includes entertainment, restaurants and amusements. The leisure industry is comprised of a large number of venues ranging from small to large, heavily themed destinations. We are the world’s largest owner and operator of bowling centers and we are approximately six times larger than the next largest operator of U.S. based bowling centers. The out-of-home entertainment market includes concepts that are broad family entertainment centers, such as amusement parks, movie theaters, sporting events, sports activity centers and arcades. The addressable market in the United States is estimated to be $4,000,000 (pre-COVID-19 pandemic) for bowling and over $100,000,000 for the out-of-home entertainment. We believe we are well-positioned with our competitive advantages to grow our revenues and profitability, especially in light of the secular shift in consumer spending from products to experiential spending.
COVID-19
We believe our bowling centers provide ideal venues for entertainment, even with the COVID-19 pandemic and its variants, when considering social distancing and other such measures. Our centers are large open buildings with the structural separation of lanes and ventilation systems, which became apparent with the strong rebound in our business as we were allowed to return to operation after the COVID-19 mandated closures.
E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. Vacancies have also increased due to the COVID-19 pandemic. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our centers could negatively affect our sales. However, those vacancies can also create opportunities for us to construct new centers on favorable terms. The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
Foreign Operations
We currently operate five centers in Mexico and two in Canada. Our Mexican and Canadian centers, combined, represented approximately $8,800 and $1,200 in revenues for the fiscal years 2022 and 2021, respectively, and have combined net assets of $23,000 and $24,400 as of July 3, 2022 and June 27, 2021, respectively. Our foreign operations are subject to various risks of conducting businesses in foreign countries, including changes in foreign currencies, laws, regulations, and economic and political stability. See “Risk Factors” for more information regarding the risks.
Competition
The out-of-home entertainment industries are highly competitive, with a number of major national and regional chains operating in each of these spaces. In this regard, we compete for customers on the basis of (a) our name recognition; (b) the price, quality, variety and perceived value of our food and entertainment offerings; (c) the quality of our customer service; and (d) the convenience and attractiveness of our facilities. Although there are other concepts that presently utilize the combined family dining and entertainment format, these competitors primarily operate on a regional or market-by-market basis. To a lesser extent, we also compete directly and/or indirectly with other dining and entertainment formats, including full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, themed amusement attractions and other entertainment facilities.
We believe that our principal competitive strengths consist of the quality, variety and unique nature of our entertainment offerings, our established and well recognized brand, the quality and value of the food and service we provide, the location and attractiveness of our centers and their cleanliness, and the whole family fun we offer our guests.
Intellectual Property
We own various trademarks, used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. To further protect our brand, we have registered internet domain names, including www.bowlero.com. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks are an important competitive advantage, and we actively seek to protect our interests in such property.
Seasonality
Our operating results fluctuate seasonally. We typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.
Government Regulation
We are subject to various federal, state and local laws and regulations affecting the development and operation of our centers. For a discussion of government regulation risks to our business, see “Risk Factors.”
Human Capital Resources
Environmental, Social, Governance (“ESG”) Oversight
We are committed to advancing a purpose-led vision and fostering a culture that encourages our employees to enhance our business and the communities in which we operate. We endeavor to integrate ESG practices that create sustainable economic value to our employees, stockholders, communities, and other stakeholders. Our dedicated environmental and community stewardship is an integral component of our delivering excellence, driving strategic innovation, and growing long-term stockholder value. We believe that our impact on the environment, how we manage our relationships with employees, suppliers, guests and the communities where we operate, and the accountability of our leadership to our stockholders are all critically important to our business. We have undertaken a number of initiatives to further these goals.
From an environmental perspective, we have implemented and plan to continue to implement policies and practices with the goal of supporting the continued reduction of energy consumption (thereby reducing greenhouse gas emissions), water, and waste production across the portfolio. Initiatives we have taken include the installation of solar panels on the roofs of our bowling centers, electric vehicle charging stations in the parking lots of our bowling centers and LED lighting. Additionally, we are continuing to research solar and alternative energy options to further reduce our consumption and carbon footprint. We are committed to maintaining sustainable operations and believe that our long-term sustainability goals will provide positive financial and environmental outcomes for shareholders, associates and the communities in which we invest.
Oversight of Human Capital Management
As of July 3, 2022, we employed approximately 9,390 employees, including approximately 8,938 in the operation of our centers and approximately 452 at the corporate level. We had 2,965 full-time employees and 6,422 part-time employees, of whom 55 were based in Canada and 127 in Mexico. We had 71 employees who are members of a union. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our centers. Each center typically employs a center General Manager, two operation managers, a facilities manager who oversees the maintenance of the facility and bowling equipment, and approximately 20 to 30 associates to handle food and beverage preparation, customer service and maintenance. Our staffing requirements are seasonal, and the number of people we employ at our stores will fluctuate throughout the year.
Our reputation for exceptional quality relies on having exceptional people who support our guest-focused mission in our bowling centers, so we ensure that our team is rewarded, engaged and developed to build fulfilling careers. We provide competitive associate wages that are appropriate to employee positions, skill levels, experience, knowledge and geographic location. In the United States, we offer our associates a wide array of health, and welfare benefits, which we believe are competitive relative to others in our industry. We benchmark our benefits plan annually to ensure our associate value proposition remains competitive and attractive to new talent. In our operations in Canada and Mexico, we offer benefits that may vary from those offered to our U.S. associates due to customary local practices and statutory requirements. In all locations, we provide time off benefits, company-paid holidays, recognition programs and career development opportunities.
Workforce
Diversity, equality, inclusion and belonging are fundamental principles in our culture. We strive to create a workplace where all our associates can thrive and to employ a workforce that represents the communities where we operate and the customers we serve. We are committed to fostering, cultivating, celebrating and preserving a culture of diversity, equality, inclusion and belonging among our associates, customers and suppliers. We embrace our associates’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, caste, veteran status, and other characteristics that make our associates unique. Bowlero’s diversity initiatives include, but are not limited to, our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; terminations; and the ongoing development of a work environment that encourages and enforces respectful communication, teamwork, work/life balance and engaging in community efforts that promote a greater understanding and respect for the principles of diversity.

Our workforce diversity is summarized in the table below:

	Female	Male	Not Declared	Total
American Indian/Alaskan Native	0.4%	0.3%	—%	0.7%
Asian	1.3%	1.8%	—%	3.1%
Black or African-American	9.4%	11.2%	0.1%	20.7%
Hispanic or Latino	10.1%	10.5%	0.2%	20.8%
Native Hawaiian/Pacific Island	0.2%	0.2%	—%	0.4%
Not Declared	1.1%	1.2%	0.5%	2.8%
Two or more Races	2.2%	2.2%	0.1%	4.5%
Unknown	0.1%	—%	—%	0.1%
White	20.4%	25.9%	0.6%	46.9%
Total	45.2%	53.3%	1.5%	100.0%
Business Combination
On December 15, 2021, Isos Acquisition Corporation, a Cayman Islands exempted company, (“Isos”) consummated its previously announced acquisition of Bowlero Corp., a Delaware corporation (“Old Bowlero”), pursuant to the business combination agreement, dated as of July 1, 2021, as amended (the “Business Combination Agreement”), between Old Bowlero and Isos. In connection with the consummation of the transactions contemplated by the Business Combination Agreement, Isos was redomiciled as a Delaware corporation and Old Bowlero was merged with and into Isos, with Isos surviving the merger (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, “Isos Acquisition Corporation” was renamed “Bowlero Corp.”

Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider the following risk factors in this Annual Report on Form 10-K before investing in our securities. The risk factors described below disclose both material and are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses.
Risks Related to Our Business and Industry
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business to some extent, which has had a material adverse impact on our business, results of operations and financial condition and could continue for an extended period of time. Future outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide could have similar impacts on our business.
The outbreak of COVID-19 has had a material adverse effect on our business, results of operations, liquidity and financial condition and the same could continue for an extended period of time. Beginning in 2020, the COVID-19 pandemic significantly impacted the economy in general, as well as our business directly, and continues to negatively affect our business. These effects include, but are not limited to:
•the government-mandated and voluntary shutdowns, and operating restrictions on our business;
•the level of customer demand following re-opening;
•the ability to maintain a functioning workforce;
•the ability to maintain adequate supplies and resources;
•our ability to access funding sources in the future;
•the economic impact of COVID-19 and related disruptions on the communities we serve; and
•management’s ability to estimate future performance of our business and impact on our business.
Prior to the closure of our centers due to COVID-19, the Company consistently grew revenues; however, the closure of our centers due to COVID-19 prohibited the Company from generating sales and cash flows. Consequently, the Company incurred significant losses and consumed cash, and in order to increase liquidity, the Company incurred additional debt. Net losses in fiscal years 2022 and 2021 were $29,934 and $126,461, respectively, which were driven by costs associated with the Business Combination in 2022 and the closure of our centers in 2021. In 2021, Net proceeds from financing activities from long-term debt and revolver directly utilized to support our liquidity were $34,805.
If we are unable to successfully design and execute our business strategy plan, including growing comparable center sales, our revenues and profitability may be adversely affected.
Our ability to increase revenues and profitability is dependent on executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our ability to:
•increase gross sales and operating profits at existing centers with bowling, food, beverage, game and entertainment options desired by our guests;
•evolve our marketing and branding strategies to continue to appeal to our guests;
•innovate and implement new initiatives to provide a unique guest experience;
•identify adequate sources of capital to fund and finance strategic initiatives;
•grow and expand operations;
•identify new opportunities to improve customer reach;
•maintain a talented workforce responsive to customer needs and operational demands; and

•identify, implement and maintain cost-reducing strategies to scale operations.
Changes in consumer preferences and buying patterns could negatively affect our results of operations.
Visiting our centers is a discretionary purchase for consumers; therefore, our business is susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our centers are located. A significant weakening in the local economies of these geographic areas, or any of the areas in which our centers are located, may cause consumers to curtail discretionary spending, which in turn could reduce our centers’ sales and have an adverse effect on our business and our results of operations. Our centers are sometimes located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these locations to attract guests to our centers. As demographic and economic patterns change, current centers may or may not continue to be attractive or profitable.
E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers, and a decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our centers could negatively affect our sales.
Additionally, consumers continually change their dietary preferences. As a result, we are challenged to evolve our food and beverage menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by governmental agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our centers. It is also unclear currently if the COVID-19 pandemic may have a lasting impact on consumer demand. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations would be adversely affected.
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook®, Twitter® and Instagram® to attract and retain guests. We also test new technology platforms to improve our level of digital engagement with our guests and employees to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.
We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment markets, which could have a material adverse effect on our business, results of operations or financial condition.
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as other bowling centers, movie theaters, sporting events, sports activity centers, arcades and entertainment centers, nightclubs, and restaurants as well as theme parks. Some of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of locations, have been in business longer, have greater name recognition and are better established in the markets where our centers are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our centers. We also face competition from local, regional, and national establishments that offer similar entertainment experiences to ours that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. In addition, we also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment markets could have a material adverse effect on our business, results of operations and financial condition.
Unfavorable publicity or a failure to respond effectively to adverse publicity, could harm our business.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of Bowlero, the quality of our facilities and our integrity. Multi-location businesses, such as ours, can be adversely affected by unfavorable publicity resulting from food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our centers. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our centers.

Failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy.
Negative publicity may also result from crime incidents, data privacy breaches, scandals involving our employees or operational problems at our centers. Regardless of whether the allegations or complaints are valid, unfavorable publicity related to one or more of our centers could affect public perception of the entire brand. Even incidents at similar businesses could result in negative publicity that could indirectly harm our brand. If one or more of our centers were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
There has been a significant increase in the use of social media and similar platforms, including weblogs (blogs), social media websites and other forms of Internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity exists for dissemination of information, including inaccurate information, to spread quickly. Inaccurate or adverse information concerning Bowlero may be posted on such platforms at any time. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information via social media and similar platforms may harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
Further, if we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which could likely result in lower revenues.
We are subject to risks associated with leasing space subject to long-term, non-cancelable leases.
Payments under our non-cancelable, long-term operating leases account for a significant portion of our operating expenses and we expect many of the new centers we open in the future will also be leased. We often cannot cancel these leases without substantial economic penalty. If an existing or future center is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
In addition, as each of our leases expires, we may choose not to renew, or may not be able to renew, such existing leases if the renewal rent is too high and/or the capital investment required to maintain the centers at the leased locations is not justified by the return required on the investment. If we are not able to renew the leases at rents that allow such centers to remain profitable as their terms expire, the number of such centers may decrease, resulting in lower revenue from operations, or we may relocate a center, which could subject us to construction and other costs and risks, and in either case, could have a material adverse effect on our business, results of operations and financial condition.
Our financial performance and the ability to implement successfully our strategic direction could be adversely affected if we fail to retain, or effectively respond, to a loss of key management.
Our future success is substantially supported by the contributions and abilities of senior management, including key executives and other leadership personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence or a loss of key skill sets could jeopardize our ability to meet our business performance expectations and growth targets. Although we have employment agreements with many members of senior management, we cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities.

We face risks related to our substantial indebtedness and limitations on future sources of liquidity.
Our substantial indebtedness as of July 3, 2022 and our forecasted current debt service of $53,200 in minimum debt payments and estimated interest payments in fiscal year 2023 could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions, including as a result of disruption caused by the global COVID-19 pandemic;
•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of obligations with respect to our debt, thereby reducing our ability to use our cash flow to fund our operations, lease payments, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;
•exposing us to the risk of continued increased interest rates as some of our borrowings are at variable rates;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, strategic acquisitions and general corporate or other purposes; and
•limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.
Covenants in our debt agreements restrict our business and could limit our ability to implement our business plan.
Our credit facility contains covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the credit facility, our ability to borrow under the revolving credit loans portion of the credit facility may be restricted. The credit facility includes covenants restricting, among other things, our ability to do the following under certain circumstances:
•incur or guarantee additional indebtedness or issue certain disqualified or preferred stock;
•pay dividends or make other distributions on, or redeem or purchase any equity interests or make other restricted payments;
•make certain acquisitions or investments;
•create or incur liens;
•transfer or sell assets;
•incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;
•alter the business that we conduct;
•enter into transactions with affiliates; and
•consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets.
In addition, failure to meet a leverage-based test that is applicable when our revolving credit facility, along with certain letters of credit, is at least 35% drawn, is a default under the agreement governing our credit facilities. The leverage-based test is calculated on the basis of our Adjusted EBITDA, as defined in the agreement governing our credit facilities.
Events beyond our control, including the impact of COVID-19, may affect our ability to comply with our covenants, even after the cessation of the second amendment suspension period. Additionally, our master lease agreements include cross-default provisions with the agreement governing our credit facilities. If we default under the credit facility because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our covenants under the credit facility or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure you that we would have sufficient funds to repay outstanding amounts under the credit facility and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
The success of our longer-term growth strategy depends in part on our ability to open and operate new centers profitably.
Our ability to timely and efficiently open new centers on a new-construction or acquisition basis and to operate these centers profitably is dependent on numerous factors including quality locations, acceptable lease or purchase agreements, zoning, use and other regulations, our liquidity, staffing needs and training, permitting, customer acceptance, impact on existing centers and financial performance targets. The timing of new location openings may result in significant fluctuations in our quarterly performance. We typically incur significant costs prior to opening for pre-opening and construction and increased labor and operating costs for a newly opened center.
Our failure to maintain or renew key agreements could adversely affect our ability to distribute our media content and/or other of our goods and services, which could adversely affect our operating results.
A portion of our profits is derived from our media content, which is distributed by cable, satellite and broadcast television networks and digital platforms around the globe. As detailed below, we have depended on and will continue to depend on, third parties for many aspects of the operation and distribution of PBA events. Any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We have relationships with Fox Sports, CBS Sports and Flo Bowling, which carry PBA events through their cable networks and streaming channels.
Many of our other goods and services, such as our merchandise and arcade games are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any reason to enter into, maintain and/or renew or replace, as the case may be, these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.
We produce content, build infrastructure and market PBA events. If, for any number of reasons, we are unable to continue to develop and monetize this content successfully, it could have an adverse effect on our operating results.
Need to Attract, Retain and Replace Fans. We believe that the PBA has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. We expect this competition to continue to grow and the markets to continue to transform. Many players that have entered this space have vastly greater financial and marketing resources than we, as well as longer operating histories, large customer bases and strong brand recognition. These competitors may aggressively price their offerings and devote more technology and marketing resources. Certain of these competitors have begun to bundle digital networks. Other competitors for viewers of media content include broadcast, cable and satellite television, many of which have so-called “TV everywhere,” stand-alone streaming and/or “on demand” content, online movie and television content providers (both legal and illegal (pirated)), and ad-supported services such as YouTube. In non-pandemic times, viewers also commit viewing dollars to theatrical films, live events or other leisure activities. Our ability to attract and retain fans for PBA will depend in part on our ability to provide consistent high-quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars in the face of this intense competition. Our failure to do so could adversely affect our business and operating results.
The adoption or modification of laws and regulations relating to our business could limit or otherwise adversely affect the manner in which we conduct our business.
The growth and development of the market for online commerce has led to more stringent consumer protection laws, including privacy laws such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), imposing additional burdens on us. We may be required to comply with new regulations or legislation or new interpretations of existing regulations or legislation. This compliance could cause us to incur significant additional expense or alter our business model or could result in substantial fines, civil liability and/or harm to reputation for noncompliance. In addition, the delivery of PBA content in international markets exposes us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.
Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.
We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events, programming and films that our fans value and enjoy are at the core of our business. The production of compelling live, televised, streamed and film content is critical to our ability to generate revenues across our media platforms and product outlets. Our ability to produce compelling content depends on our ability to attract professional bowlers to our tournaments. Professional bowlers are independent agents and make their own decisions on whether or not to participate in a tournament. In addition, we are dependent on advertising, sponsorship and marketing revenue from third parties in order to be able to host tournaments. If such third parties decide to sponsor or advertise at other types of sporting events, our costs for hosting tournaments will increase, and we may host fewer tournaments, resulting in a decrease in the amount of content that we can produce. We are also dependent on the U.S. Bowling Congress who own rights to certain tournaments, such as the US Open and the USBC Masters. PBA partners with the U.S. Bowling Congress to deliver televised events for tournaments owned by the U.S. Bowling Congress. Our current agreements with the U.S. Bowling Congress provide for the delivery of televised content for such tournaments until 2023, and we may be unable to secure such rights after 2023 at attractive terms or at all. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events post-pandemic, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.
Our failure to compete effectively in a rapidly evolving media landscape could adversely affect our operating results.
The manner in which audio/media content is distributed and viewed is constantly changing, and consumers have increasing options to access entertainment video. Changes in technology require our resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example, our emphasizing a distribution platform that may in time lessen in importance or become obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected. The number of subscribers and ratings of television networks and advertising revenues in general have been reported as being impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving.” Many well-funded digital companies have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to PBA programming specifically (such as, by way of example and without limitation, due to a decline in the popularity of our programming and/or brand) or all of their programming generally, it could adversely affect our operating results.
Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.
Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. PBA events are on broadcast television on the Fox and CBS Networks, and we are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and PBA programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees of these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.
Risks Related to Information Technology and Cybersecurity
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our centers, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we rely on third-party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations and could make our content unavailable or degraded. These service disruptions could be prolonged. We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications, utilities and delivery of video programming. Our reliance on systems operated by third parties also present the risk faced by the third party’s business, including the operational, cybersecurity, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations. Our business interruption insurance may not cover us in the event these types of business interruptions occur.
Cybersecurity breaches or other privacy or data security incidents that expose confidential customer, personal employee or other material, confidential information that is stored in our information systems or by third parties on our behalf may impact our business.
Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale, web and mobile platforms, mobile payment systems and administrative functions, contain personal, financial or other information that is entrusted to us by our guests and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cyber incident (generally any intentional or unintentional attack that results in unauthorized access resulting in disruption of systems, corruption of data, theft or exposure of confidential information or intellectual property) that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, and disruption of our business.
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Consumer Privacy Act of 2018, provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry Data Security Standard (“PCI”) compliance at our corporate office and centers. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
Our existing cybersecurity policy includes cybersecurity techniques, tactics, and procedures, including continuous monitoring and detection programs, network protections, annual employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures. We utilize a voluntary tool to help manage privacy risk by independently benchmarking our cybersecurity program to the NIST Cybersecurity Framework, using an independent third party, and we share the results of our annual audit with our audit committee. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cybersecurity breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
We have been and likely will continue to be, the target of cyber and other security threats. If in the future, we experience a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims.
Our reliance on computer systems and software could expose us to material financial and reputational harm if any of those computer systems or software were subject to any material disruption or corruption.
Our servers and those of third parties used in our business may be vulnerable to cybersecurity attacks, computer viruses (including worms, malware, ransomware and other destructive or disruptive software or denial of service attacks), physical or electronic break-ins and similar disruptions and could experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable company or subscriber data or information. Such a cybersecurity attack, virus, break-in, disruption or attack could remain undetected for an extended period, could harm our business, financial condition or results of operations, be expensive to remedy, expose us to litigation and/or damage our reputation. Our insurance may not cover expenses related to such disruptions or unauthorized access fully or at all.
Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, these systems and servers change frequently and often are not recognized until launched against a target, we and the third parties used in distribution of our content may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite the efforts of us and/or third parties, the possibility of these events occurring cannot be eliminated.
Risks Related to the Location-Based Entertainment Industry
Our success depends upon our ability to recruit and retain qualified center management and operating personnel while also controlling our labor costs.
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality, and atmosphere of our centers, and to also support future growth. Adequate staffing of qualified personnel is a critical factor impacting our guests’ experience in our centers. Qualified management and operating personnel are typically in high demand. Current unemployment subsidies and difficult pandemic-related operating demands are resulting in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new centers or adversely impact our existing centers. Any such delays, material increases in employee turnover rates in existing centers or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.
Certain regions in which our centers are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage a cohort of our centers, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters and our data center are located in Richmond, Virginia and our backup data facility is located in Dallas, Texas. A natural or man-made disaster could significantly impact our ability to provide services and systems to our centers and negatively impact our operations.

Any act of violence at or threatened against our centers or the retail complexes in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our centers and/or closures in the short-term and, in the long term, may cause our guests and associates to avoid visiting our centers. Any such situation could adversely impact cash flows and make it more difficult to fully staff our centers, which could materially adversely affect our business.
Our operating results fluctuate significantly due to seasonal factors. We typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant impact on our results.
Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to public health crises or pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our centers, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our centers and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items and certain utilities contracts, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our guests, our operating results could be adversely affected.
Our procurement of new games and amusement and entertainment offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games, amusement and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new amusement offerings that appeal to guests could lead to decreases in revenues as guests negatively react to lack of new game options.
Our ability to develop future offerings is dependent on, among other things, obtaining rights to compelling game content and developing new amusement offerings that are accepted by our guests. There is no guarantee that additional licensing rights will be obtained by us or that our guests will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.
We may not be able to operate our centers or obtain/maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.
We are subject to licensing and regulation by state and local authorities relating to the sale of alcoholic beverages, health, sanitation, safety, building and fire codes. Each center is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one center may lead to the loss of licenses at all centers in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each center, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses, permits and approvals that could impact the continuing operations of an existing center, or delay or prevent the opening of a new center. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.
We are subject to extensive laws and regulations and failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, cost structure and talent availability.
Restrictions put in place by federal, state and local governments in response to the COVID-19 pandemic have caused operations and business at our centers to be impaired. While many states have rescinded such restrictions, it is not certain when all restrictions will be lifted in the remaining states where such restrictions are still in place.
We are also subject to various federal, state, and local laws and regulations that govern numerous aspects of our business, including the following:
•the Fair Labor Standards Act and other federal, state and local laws and regulations that govern employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, labor practices, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas;
•the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) and uncertainties surrounding future changes to or replacement of our health insurance system;
•preparation, sale and labeling of food, including the federal regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspection and mandatory food recalls, menu labeling and nutritional content, and additional requirements in certain states and local jurisdictions;
•environmental laws and regulations governing, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances;
•liquor laws and regulations governing the service and sale of alcohol; and
•other environmental matters, such as climate change, the reduction of greenhouse gases, water consumption and animal health and welfare.
Compliance with these laws and regulations and future new laws or changes in laws or regulations that impose additional requirements can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required license, administrative enforcement actions, fines, civil and criminal liability, and/or closure of centers. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new centers in certain locations.
We believe it is becoming increasingly likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this happen, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other associates who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates could have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction, and services in order to offset their increasing labor costs. We may not be able to partially or fully offset cost increases resulting from changes in minimum wage rates by increasing bowling, menu or game prices, improving productivity, or through other adjustments, and our business, results of operations and financial condition could be adversely affected. Moreover, although only a few of our employees have been or are now represented by any unions, labor organizations may seek to represent an increasing number of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.
We face potential liability with our gift cards under the property laws of some states.
Our gift cards, which may be used to purchase bowling, food, beverages, merchandise and game play credits in our centers, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws.
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.
Litigation, including allegations of illegal, unfair or inconsistent employment practices, may adversely affect our business, results of operations or financial condition.
Our business may be adversely affected by the risk of legal proceedings brought by or on behalf of our customers, employees, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a center. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims.
We are also subject to “dram shop” statutes in certain states in which our centers are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially affect our centers and us.
Failure to adequately protect our intellectual property could harm our business.
We regard our intellectual property as having significant value and being important to our marketing efforts. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brand and certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe on our intellectual property, the value of our image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations.
We cannot be certain that our products and services do not and will not infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business and have a material adverse effect on our financial condition and results of operations. As a consequence of such claims, we could be required to pay a substantial damage award, take a royalty-bearing license, discontinue the use of third-party products used within our operations and/or rebrand our products and services.
We conduct business internationally, which exposes us to additional risks.
Our ability to successfully conduct operations in international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for approximately $8,800 in revenues for the fiscal year 2022, expose us to certain additional risks, including:
•difficulty in staffing international operations;
•different political, economic and regulatory conditions;
•local laws and customs;
•violations of anti-bribery and anti-corruption laws, such as the United States Foreign Corrupt Practices Act;
•violations of economic sanctions laws, such as the regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Assets Control;
•currency fluctuations;
•limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;
•adverse tax consequences; and
•dependence on other economies.
Fluctuations in other factors relating to international operations, such as tariffs, transportation costs and inflation are additional risks for our international operations.
General Risk Factors
Changes in tax laws and resulting regulations could result in changes to our tax provisions and subject us to additional tax liabilities that could materially adversely affect our financial performance.
We are subject to income, sales, use and other taxes in the United States and certain non-U.S. jurisdictions including Mexico and Canada. Changes in applicable U.S. federal, state, local or non-U.S. tax laws and regulations, including the Tax Cuts and Jobs Act (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act or the CARES Act, could affect our effective income tax rate. Further, tax proposals issued recently in the United States under the Biden administration have contained important amendments that could have a material impact on the overall tax position of U.S. taxpayers.
The Organization for Economic Cooperation and Development (the “OECD”), has been working on a Base Erosion and Profit Shifting Project (“BEPS”), and issued a report in 2015, an interim report in 2018, and has issued additional guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. While this project is in an advanced stage, we cannot predict what its outcome will be or what potential impact it may have on our tax obligations and operations. In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Further details regarding implementation of these rules are expected to be finalized in the near future. These rules, should they be implemented via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
Moreover, the final determination of any tax audits or related litigation could be materially different from our historical tax provisions and accruals. Changes in our tax expense or an increase in our tax liabilities, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
Old Bowlero had incurred losses during its history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of July 3, 2022, Old Bowlero had U.S. federal net operating loss carryforwards of approximately $460,572. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, Old Bowlero’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”), and state tax authorities. Under Sections 382 and 383 of the Code, Bowlero’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of Bowlero’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. It is currently estimated that $276,057 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004 and 2017 and that $195,900 of this amount may expire unused even if there is sufficient taxable income to absorb such NOLs. The Company has not experienced an ownership change, as defined under Section 382 and 383, since July 2017.
We have recorded a valuation allowance related to Old Bowlero’s net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Failure of our internal control over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting, including such a failure or inability to provide timely reporting about the effectiveness of their controls of our third-party service providers on whose controls we rely, could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Historically, Bowlero has had several material weaknesses and significant accounting deficiencies, which may occur again. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock. See “Additional Risks Related to Ownership of Our Class A common stock — The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.”
We identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, identify additional material weaknesses, or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over certain financial reporting processes, including acquisition accounting, accounting for fixed assets, and certain financial reporting disclosures. Additionally, we did not design and maintain effective controls over system access controls to establish segregation of duties for those with roles and responsibilities for the general ledger. We continue to develop and implement a plan to remediate the material weaknesses described above, which will include additional training of existing staff, hiring additional staff with technical accounting skills and engaging third-party experts to assist in accounting for acquisitions and technical areas, as well as the development of more formal internal control processes and improving information technology controls over system access.
As a public company, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Though we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.
Additional Risks Related to Ownership of Our Class A common stock
Our only significant assets are our ownership interests in our operating subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
We have no direct operations and no significant assets other than our ownership of our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from such subsidiaries. The earnings from, or other available assets of, Bowlero may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon us.
The price of our Class A common stock may be volatile.
The price of our Class A common stock may fluctuate due to a variety of factors, including:
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by them of any of their securities;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, supply chain issues, inflation, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A common stock regardless of our operating performance.

We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock could decline. If few analysts cover us, the demand for our Class A common stock could decrease and its price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is performing well
As of September 9, 2022, Isos Acquisition Sponsor LLC (the “Sponsor”), LionTree Partners LLC (“LionTree”), A-B Parent LLC (“Atairos”) and Cobalt Recreation LLC, which is indirectly owned by Mr. Shannon (“TS”) collectively beneficially own more than 80% of the outstanding shares of Bowlero’s common stock (which includes both Class A common stock and Class B common stock). Although the Sponsor and LionTree are subject to a contractual lock-up with respect to the shares held by them that will expire on December 15, 2022, neither Atairos nor TS are subject to any lock-ups and are not restricted from selling shares of Bowlero’s common stock held by them, other than by applicable securities laws. We have also registered shares held by the Sponsor, LionTree, Atairos and TS for sale under various registration statements and such registration statements remain available for use. As such, sales of a substantial number of shares of Bowlero’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.
Compliance obligations under the Sarbanes-Oxley Act requires substantial financial and management resources.
The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of Old Bowlero as a privately held company and our compliance obligations will require substantial financial and management resources. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A common stock. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may be diverted from our business operations.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we have and will continue to incur significant legal, accounting and other expenses that we did not previously incur due to implementation of internal controls over financial reporting as a public company and to remediate significant deficiencies and material weaknesses in internal controls over financial reporting. Our management team and many of our other employees have devoted and will continue to need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.
These rules and regulations have resulted and will continue to result in our incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely continue to make it more difficult and more expensive for us to obtain or maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”) and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
If we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
Delaware law and our organization documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our organizational documents and the Delaware General Corporation Law (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and therefore depress the trading price of the Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management.
Any issuance by us of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.
In addition, as long as Atairos and Mr. Shannon beneficially own at least a majority of the voting power of our outstanding common stock, Atairos and Mr. Shannon will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these certificate of incorporation, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by Atairos and Mr. Shannon could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers, thereby reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.
Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Under our certificate of incorporation, none of Atairos or any affiliates of Atairos, or any of their respective officers, directors, agents, stockholders, members or partners, has any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of Atairos will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Atairos, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Atairos. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by Atairos to itself or its affiliates instead of to us.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, unless Bowlero otherwise consents in writing, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware) will be the sole and exclusive forum for resolution of (a) any derivative action or proceeding brought on behalf of Bowlero, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of Bowlero to Bowlero or any of the Bowlero’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws or (d) any action asserting a claim governed by the “internal affairs doctrine.” Notwithstanding the foregoing, the federal district courts of the United States will be the exclusive forum for the resolution of any claims arising under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
We recognize that the forum selection clause in our certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. However, the enforceability of similar forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our certificate of incorporation. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
We cannot predict the impact that our dual class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.
The dual class structure of our common stock, as well as board designation rights of Mr. Shannon and Atairos and consent rights of Atairos have the effect of concentrating voting power with Mr. Shannon and Atairos, which limit an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of Class B common stock have 10 votes per share, while shares of Class A common stock have one vote per share. Mr. Shannon holds all of the issued and outstanding shares of Class B common stock. Accordingly, Mr. Shannon, directly or indirectly, holds over 80%of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. So long as at least 18.1% of the outstanding of shares of our Class B common stock remain outstanding, the holders of Class B common stock will be able to control the outcome of matters submitted to a stockholder vote requiring a majority vote.
In addition, pursuant to the Stockholders Agreement (as defined below), Mr. Shannon and Atairos have board designation rights and Atairos also has certain consent rights as described below.
Mr. Shannon and Atairos may have interests that differ from our stockholders and may vote in a way with which our stockholders disagree and which may be adverse to our stockholders' interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Bowlero, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Bowlero, and might ultimately affect the market price of shares of our Class A common stock.
Bowlero’s founder and Chief Executive Officer controls a significant percentage of our voting power and is able to exert significant control over the direction of our business.
Thomas F. Shannon, our Chairman, Founder and Chief Executive Officer, holds shares of Class B common stock that entitle him to 10 votes per share of Class B common stock, which provides him with approximately 83.5% of the voting power of Bowlero despite holding only 33.6% of the total shares of Bowlero’s common stock. Accordingly, for so long as Mr. Shannon continues to control a significant percentage of the voting power of Bowlero, he will be able to significantly influence the composition of our board of directors and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale and ultimately might affect the market price of Class A common stock.
Bowlero’s founder and Chief Executive Officer and Atairos have certain board nomination rights that enable them to exercise substantial control over all corporate actions, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
We have entered into a stockholders agreement with Atairos and TS (the “Stockholders Agreement”), which Mr. Shannon controls, pursuant to which each of Atairos and TS has the right to designate nominees for election to our board of directors at any meeting of our stockholders. The number of nominees that each of Atairos and TS are entitled to nominate is dependent on their respective beneficial ownership of the Class A common stock and the Class B common stock. For so long as Atairos and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Atairos will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Atairos will be entitled to designate one director to our board of directors. For so long as TS and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, TS will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, TS will be entitled to designate one director to our board of directors.
In addition, the Stockholders Agreement grants Atairos special governance rights for so long as Atairos and its affiliates collectively maintain beneficial ownership of at least 15% of the combined Class A common stock and Class B common stock, including, but not limited to, rights of approval over certain strategic transactions such as mergers or other similar transactions in significance that is above 15% of the total enterprise value of Bowlero, joint ventures involving investment or contribution in excess of 15% of the total enterprise value of Bowlero, incurring indebtedness above a certain threshold, increasing the size of the board of directors, and issuing capital stock representing more than 15% of the outstanding common stock or creating a capital stock that is senior to the common stock.
Accordingly, for so long as Atairos and Mr. Shannon continue to control a significant percentage of the voting power of Bowlero, they will be able to significantly influence the composition of our board of directors and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of Bowlero and ultimately might affect the market price of Class A common stock.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”). As a result, we qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
Thomas F. Shannon, our founder, Chief Executive Officer and director, controls a majority of the voting power of Bowlero. As a result, Bowlero is a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of our board of directors consist of “independent directors” as defined under the rules of the NYSE;
•we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•an annual performance evaluation of the compensation and nominating and corporate governance committees be conducted.
We currently do not and do not intend to utilize any of these exemptions. However, we will be able to utilize any of these exemptions in the future at our discretion for so long as Bowlero is a “controlled company.” Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company conducts its operations in properties that are owned and leased. We lease our corporate headquarters located at 7313 Bell Creek Road, Mechanicsville, Virginia 23111. We also lease office space and storage space in various locations.
We operate bowling centers in 31 states, as well as centers in Mexico and Canada. The following summarizes the Company’s current centers in operation by country and ownership classification as of July 3, 2022:

Centers in United States
Leased	278
Owned	32
Total centers in the United States	310

Centers in Mexico
Leased	2
Owned	3
Total centers in Mexico	5

Centers in Canada
Leased	2
Owned	—
Total centers in Canada	2

Total centers	317
The following table summarizes the Company’s current operating centers in the United States by state or territory as of July 3, 2022:

State	Number of Locations	State	Number of Locations
Alabama	8	Missouri	4
Arizona	18	New Jersey	9
California	44	New York	21
Colorado	13	North Carolina	13
Connecticut	5	Ohio	8
Delaware	1	Oklahoma	3
Florida	28	Oregon	1
Georgia	13	Pennsylvania	9
Illinois	14	Puerto Rico	1
Indiana	1	Rhode Island	1
Kansas	4	South Carolina	3
Louisiana	1	Texas	22
Maine	5	Virginia	29
Maryland	17	Washington	3
Michigan	3	Wisconsin	2
Minnesota	6
As of July 3, 2022, we currently have three centers in development, and four closed centers in our real estate portfolio.

Item 3. Legal Proceedings
From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time and there are currently a number of claims and legal proceedings pending against us.
There is currently a group of approximately 76 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”), between 2016 and 2019, generally relating to claims of age discrimination. Of the pending charges, 69 allege age discrimination only, two allege retaliation only, and five allege age discrimination and retaliation. To date, the EEOC issued determinations of probable cause as to thirteen of the charges, which the Company contests and intends to defend vigorously. The Company now awaits conciliation proposals from the EEOC with respect to such individual charges. The remaining charges remain pending before the EEOC in various stages of investigation. In addition, the EEOC has conducted its own administrative investigation of an alleged pattern or practice of age discrimination (the “Pattern and Practice Charge”), which resulted in a determination of probable cause dated March 7, 2022, in which the Commission alleged that evidence purportedly exists of such a pattern or practice dating back to 2013. The Company contests such determination and intends to defend vigorously. Following that determination, the EEOC asked for additional information and, on August 22, 2022, sent a proposal to the Company to participate in conciliation for the Pattern and Practice Charge. The EEOC’s proposal includes a demand for monetary and non-monetary remedies. In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows. In particular, our management, after consultation with legal counsel, believes that the EEOC claims alleging age discrimination, and the facts alleged therein, do not pose any material risk to the business or operations of the Company because, among other things, management believes such claims to be in the ordinary course and without substantive merit. In addition, management, after consultation with legal counsel, believes that approximately 65 of such EEOC claims would be time barred due to expiry of the statute of limitations if the individuals were to bring the claims themselves, but not so barred if the EEOC were to bring the claims. Nevertheless, even if such claims were not time barred, they would not pose a material risk to the Company's business or operations and may be barred by the equitable doctrine of laches.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is currently listed on the NYSE under the symbol “BOWL”.
Holders of Common Stock
As of September 6, 2022, there were 118 holders of record of our Class A common stock. Such amounts do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Issuer Purchases of Equity Securities
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
The Company purchased 3,430,667 shares of our Class A common stock during the fiscal year ended July 3, 2022. The following table provides information regarding purchases of our securities made by us for the quarter ended July 3, 2022.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 28, 2022 to May 1, 2022	—	$—	—	$193,592
May 2, 2022 to May 29, 2022	503,720	9.31	503,720	188,902
May 30, 2022 to July 3, 2022	2,817,193	10.24	2,817,193	160,061
Total	3,320,913	$10.10	3,320,913

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Bowlero Corp., the S&P TMI Consumer Discretionary Index
and the S&P 500 Index

$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
12/15/21
12/26/21
03/27/22
07/03/22
Bowlero Corp
S&P TMI Consumer Discretionary
S&P 500

	12/15/21	12/26/21	03/27/22	07/03/22
Bowlero Corp	$100.00	$91.50	$108.60	$110.00
S&P TMI Consumer Discretionary	100.00	100.92	90.46	68.55
S&P 500	100.00	100.37	96.84	81.89
*Assumes $100 was invested on December 15, 2021, the day our stock began trading as Bowlero Corp., following the Business Combination between Old Bowlero and Isos, including reinvestment of dividends.
Dividend Policy
We have not paid any cash dividends on the Class A common stock to date. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. We may retain future earnings, if any, in order to pursue our business plan, cover operating costs and otherwise remain competitive, and have no current plans to pay cash dividends on the Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.
For our Series A Preferred Stock, dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Bowlero Corp.’s audited consolidated financial statements and notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. Unless otherwise indicated, all financial information in this section is presented in thousands.
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
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of new centers and acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). Due in part to the COVID-19 pandemic, the Company’s revenue for fiscal 2021 as compared to fiscal 2020 decreased by 26.7% on a same-store basis. However, during fiscal year 2021, the Company saw positive trends for revenue growth as we re-opened our centers, as well as positive growth from acquisitions and new centers. Our current fiscal year ended July 3, 2022 was fifty-three weeks, while fiscal year 2021 and pre-pandemic were fifty-two weeks. The additional week in fiscal 2022 added approximately $14,921 in sales. The following amounts are reported fiscal year amounts and are not adjusted for the additional week in fiscal 2022. For fiscal 2022 as compared to fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and pre-pandemic periods (the first and second quarters of fiscal 2020 combined with the third and fourth quarter of fiscal 2019), the Company’s total revenue (inclusive of acquisitions and new centers) increased by 131% and 31%, respectively. For fiscal 2022 as compared to fiscal 2021 (which was adversely affected by the COVID-19 pandemic) and pre-pandemic periods (the first and second quarters of fiscal 2020 combined with the third and fourth quarter of fiscal 2019), the Company’s total revenue on a same-store basis increased by 120% and 19%, respectively.
Same-store revenues includes centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes centers that are not open in periods presented, such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. We continue to see positive momentum for future demand and we have recovered to better than pre-pandemic performance. This growth came despite the emergence of the COVID-19 Omicron and other variants, which had a significant impact on our results. In particular, the corporate event business (which typically peaks in the second fiscal quarter) was significantly reduced in connection with delayed/reversed returns to the office. This was particularly impactful in New York City area and Silicon Valley, CA area. While we generated a strong financial performance prior to the COVID-19 pandemic and during the previous four quarters, the impact of the COVID-19 pandemic, various COVID-19 virus variants, the governmental actions imposed in response to the pandemic, and the resulting consequences on our consumer’s risk tolerance toward health and safety matters remains uncertain.
Business Combination
On December 15, 2021, we completed the Business Combination contemplated by the Business Combination Agreement, dated as of July 1, 2021, as amended on November 1, 2021, by and among Isos and Bowlero Corp. (“Old Bowlero”). Pursuant to the BCA, Old Bowlero was merged with and into Isos, with Isos surviving the merger, and Isos was renamed “Bowlero Corp.”
Recent Developments
Bowlero’s results for the current fiscal year ended 2022 exhibited a strong rebound in our operations after the COVID-19 pandemic, the strength of our business model, the increase in confidence of our customers and the resilience in the bowling market. Additionally, the further improvements in our quarterly results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the fiscal year ended July 3, 2022:
•We made ten acquisitions (inclusive of those acquisitions of businesses that are accounted for as asset acquisitions) that we believe will aid the Company in several key geographic markets and aid in leveraging our fixed costs by adding 27 net new centers. We had signed two agreements to acquire three additional centers as of July 3, 2022, which are expected to close in fiscal year 2023.
•During fiscal year 2022, we completed two new builds, which opened in the beginning of our second fiscal quarter. We also signed three new agreements for build-outs in prime markets.
We continue to address the impacts of the COVID-19 pandemic, including the governmental actions imposed in response to it. The rise of other variants of COVID-19 and public health officials’ response to potential resurgences in the virus could impact our future operations. Although we believe our recent results, actions and goals exhibit our strength in the bowling market and our position for the future growth, we may incur future expenses related to training, hiring and retaining associates, and navigating the disruption in the food and beverage supply chains. For more, see “Risk Factors — Risks Related to Bowlero’s Business and Industry.”
Impact of COVID-19
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
The following graph and table detail the Company’s quarterly revenues and net income (loss) over the previous eight quarters:

Quarterly Revenues and Net income (loss) (in thousands)
$300,000
$250,000
$200,000
$150,000
$100,000
$50,000
$0
Revenues
40,000
30,000
20,000
10,000
0
(10,000)
(20,000)
(30,000)
(40,000)
(50,000)
Net income (loss)
September 27, 2020
December 27, 2020
March 28, 2021
June 27, 2021
September 26, 2021
December 26, 2021
March 27, 2022
July 3, 2022
Revenues
Net income (loss)

(in thousands)	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022	July 3, 2022
Revenues	$49,931	$73,988	$112,212	$159,103	$180,978	$205,190	$257,820	$267,717
Net (loss) income	(40,772)	(49,137)	(23,091)	(13,461)	15,564	(34,454)	(17,987)	6,943

Presentation of Results of Operations
The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods. Our current fiscal year ended July 3, 2022 (“fiscal 2022”) was fifty-three weeks, which consisted of an extra week in the last period of quarter four as compared to our fifty-two week fiscal years. Fiscal year 2021 was fifty-two weeks and ended on June 27, 2021 (“fiscal 2021”).
All amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
Results of Operations
Fiscal Year Ended July 3, 2022 Compared To the Fiscal Year Ended June 27, 2021
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the fiscal year ends presented below:

	Fiscal Year Ended
(in thousands)	July 3, 2022	%(1)	June 27, 2021	%(1)	Change	% Change
Revenues	$911,705	100.0%	$395,234	100.0%	$516,471	131%
Costs of revenues	609,971	66.9%	374,255	94.7%	235,716	63%
Gross profit	301,734	33.1%	20,979	5.3%	280,755	1338%

Operating (income) expenses:
Selling, general and administrative expenses	180,702	19.8%	78,335	19.8%	102,367	131%
Asset impairment	1,548	0.2%	386	0.1%	1,162	301%
Gain on sale or disposal of assets	(4,109)	(0.5)%	(46)	—%	(4,063)	8833%
Other operating expense	6,968	0.8%	1,131	0.3%	5,837	516%
Business interruption insurance recoveries	—	—%	(20,188)	(5.1)%	20,188
Total operating expense	185,109	20.3%	59,618	15.1%	125,491	210%
Operating profit (loss)	116,625	12.8%	(38,639)	(9.8)%	155,264	(402)%
Other expenses:
Interest expense, net	94,460	10.4%	88,857	22.5%	5,603	6%
Change in fair value of earnout liability	25,800	2.8%	—	—%	25,800
Change in fair value of warrant liability	26,840	2.9%	—	—%	26,840
Other expense	149	—%	—	—%	149
Total other expense	147,249	16.2%	88,857	22.5%	58,392	66%
Loss before income tax benefit	(30,624)	(3.4)%	(127,496)	(32.3)%	96,872	(76)%
Income tax benefit	(690)	(0.1)%	(1,035)	(0.3)%	345	(33)%
Net loss	$(29,934)	(3.3)%	$(126,461)	(32.0)%	96,527	(76)%
___________
Note: Fiscal 2022 consisted of 53 weeks compared to fiscal 2021, which consisted of 52 weeks.
Note: (1) Percent calculated as a percentage of revenues and may not total due to rounding.

Revenues:    For fiscal 2022, revenues totaled $911,705 and represented an increase of $516,471, or 131%, over the prior fiscal year. The Company’s revenue for fiscal 2022 as compared to fiscal 2021 increased by 120% on a same-store basis. The overall increase in revenues is due to the continued organic growth, improvement in market conditions, with less COVID-related restrictions put in place by federal, state and local government policies, the impact of 29 centers added through acquisitions and new construction and the additional week in fiscal 2022 as compared to fiscal 2021. The additional week in fiscal 2022 added approximately $14,921 in sales as compared to fiscal 2021. The following table summarizes the increase in the Company’s revenue on a same-store-basis for fiscal 2022 (including the additional week) compared to fiscal 2021:

	Fiscal Year Ended
(in thousands)	July 3, 2022	June 27, 2021	Change	% Change
Center revenues on a same-store basis	$831,266	$378,063	$453,203	120%
Revenues for media, new and closed centers	80,439	17,171	63,268	368%
Total revenues	$911,705	$395,234	$516,471	131%
Same-store revenues includes centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during fiscal 2022 reflects a significantly lower level of center closures and restrictions on our operations due to the COVID-19 pandemic, as compared to fiscal 2021, as well as an overall improvement in demand for our products and services.
Cost of Revenues:    The Company’s cost of revenues includes costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent, property taxes, supplies and insurance, as well as more fully variable costs that include labor, food and beverage costs, prize funds, production expenses and amusement costs. The increase in cost of revenues of $235,716, or 63%, is mainly due to the increase in revenues and operating activities in comparison to the prior fiscal year, as well as the higher costs due to inflation. In fiscal 2021, our operations were greatly impacted by the closure of our centers in connection with the COVID-19 pandemic, and we responded by cutting costs. Partially offsetting the increase in costs of revenue is a reduction in rent expense of approximately $5,603 related to rent relief obtained by the Company. As detailed in Note 6 - Leases to the consolidated financial statements included in this Annual Report on Form 10-K, this rent abatement is part of the Company's efforts to secure rent relief from landlords due to the COVID-19 pandemic closures. Cost of revenues as a percent of revenues decreased from 95% during fiscal 2021 to 67% during fiscal 2022, mainly due to the increase in revenues and the resulting operating leverage expansion, since a large portion of our cost of revenues do not generally grow with increased sales. As we increase our revenues, we expect our cost of revenues as a percent of revenue to continue to decrease.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses include employee related costs with payroll and benefits as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $102,367 or 131% to $180,702, mainly due to approximately $68,405 in transactional costs and expenses incurred in connection with the Business Combination, including share-based compensation of $42,212 incurred in connection with the Business Combination. Also contributing to the overall increase in SG&A is the increase in revenues and operating activities as compared to the same period last fiscal year, including an increase of $8,275 in compensation, an increase of $4,860 in share-based compensation not directly related to the close of the Business Combination, a $3,783 increase in professional fees and the overall impact of higher costs due to inflation. The increase in compensation costs mainly reflects increases in pay rates and higher staffing to support the increase in business. The increase in share-based compensation costs reflects new equity awards as a public-company to key members of management as an incentive to motivate and retain associates. Partially offsetting the increase in SG&A costs is a reduction in rent expense of approximately $1,867 related to COVID-19 rent relief obtained by the Company. As detailed in Note 6 - Leases to the consolidated financial statements included in this Annual Report on Form 10-K, this rent abatement is part of the Company's efforts to secure rent relief from landlords in connection with the COVID-19 pandemic closures. Total SG&A expenses as a percent of net sales for fiscal 2022 was approximately 20%, which was materially unchanged when compared to fiscal 2021. SG&A expenses as a percentage of revenue would have decreased as compared to the prior year except for the higher costs associated with the Business Combination. The Company is able to achieve improved operating leverage with the impact of higher revenues, since a large proportion of our SG&A costs are highly leverageable and not variable with changes in revenue. Excluding the $68,405 in Business Combination-related transactional costs and expenses, SG&A costs as a percentage of revenues were approximately 12%.
Other operating expense:    Other operating expenses include various cost, including professional fees related to transactions, such as acquisitions of centers. The increase in other operating expenses is mainly due to an increase in transactions as compared to the prior year.

Business interruption insurance proceeds:    During fiscal 2021, the Company collected and recognized as income $20,188 in business interruption insurance proceeds due to the closure of our centers starting in mid-March 2020 during the COVID-19 pandemic. There were no business interruption insurance proceeds received during the current fiscal year.
Interest expense, net:    Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $5,603, or 6%, to $94,460. The higher interest expense is primarily the result of our increased capital lease obligation and expense during fiscal 2022. Total average outstanding debt was approximately $881,046 during fiscal 2022 as compared to $866,993 during fiscal 2021. The Company’s weighted average interest rate on debt was approximately 5.39% for fiscal 2022, as compared to 5.48% for fiscal 2021.
Change in fair value of earnouts and warrants: As a result of Business Combination, the Company recorded liabilities for earnouts and warrants. The Company redeemed all outstanding public and private warrants as of May 16, 2022. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the liabilities is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during fiscal 2022 is due to the increase in the fair value of the earnouts and warrants, which mainly reflects the increase in the Company’s stock price.
Income Taxes:    Income tax (benefit) expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position.
The income tax benefit for fiscal 2022 is due to the release of a portion of the valuation allowance for deferred tax assets resulting from recording of deferred tax liabilities associated with accounting for the acquisition of Bowl America, which was partially offset by increases in income tax expense due to higher taxable income with improved operating results and income from the sale of certain Bowl America non-operating assets. The prior year income tax benefit was mainly driven by losses before tax offset in part by valuation allowance increases.
No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.
The amount of income taxes the Company pays is subject to audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of our tax positions and accrues estimated amounts for applicable tax positions. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, liabilities for applicable tax positions are adjusted as necessary.
Non-GAAP measure
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net loss to Adjusted EBITDA for the fiscal years ended July 3, 2022 and June 27, 2021 :

	July 3, 2022	June 27, 2021
Net loss	$(29,934)	$(126,461)
Adjustments:
Interest expense	94,460	88,857
Income tax benefit	(690)	(1,035)
Depreciation, amortization and impairment charges	108,505	91,851
Share-based compensation	50,236	3,164
Closed center EBITDA(1)	1,480	4,039
Foreign currency exchange loss (gain)	5	(188)
Asset disposition gain	(4,109)	(46)
Transactional and other advisory costs(2)	38,140	10,737
Charges attributed to new initiatives(3)	362	531
Extraordinary unusual non-recurring losses (4)	5,131	1,670
Changes in the value of earnouts and warrants and settlement costs(5)	52,789	—
Adjusted EBITDA	$316,375	$73,119
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
Notes to Adjusted EBITDA:
(1)The closed center adjustment is to remove EBITDA for closed centers. Closed centers are those centers that are closed for a variety of reasons, including permanent closure, newly acquired or built centers prior to opening, centers closed for renovation or rebranding and conversion. Closed centers do not include centers closed in compliance with local, state and federal government restrictions due to COVID-19. If a center is not open on the last day of the reporting period, it will be considered closed for that reporting period. If the center is closed on the first day of the reporting period for permanent closure, the center will be considered closed for that reporting period.
(2)The adjustment for transaction costs and other advisory costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, dispositions and costs in connection with an initial public offering, in each case, regardless of whether consummated.
(3)The adjustment for charges attributed to new initiatives is to remove actual charges attributed to new initiatives, including charges with the undertaking and/or implementation of new initiatives, business optimization activities, cost savings initiatives, cost rationalization programs, operating expense reductions and/or synergies and/or similar initiatives and/or programs including any restructuring charge (including any charges relating to any tax restructuring), any charge relating to the closure or consolidation of any office or facility, any systems implementation charge, any severance charge, any one time compensation charge, any charge relating to entry into a new market, any charge relating to any strategic initiative or contract and any lease run-off charge.
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
(5)The adjustment for changes in the value of earnouts and warrants is to remove of the impact of the revaluation of the earnouts and warrants. As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The adjustment also includes realized costs associated with the settlement of warrants during the fiscal year.
Liquidity and Capital Resources
We manage our liquidity through assessing available cash-on-hand, our ability to generate cash and our ability to borrow or otherwise raise capital to fund operating, investing and financing activities. The Company remains in a positive financial position with available cash balances. We also obtained rent deferrals or abatements on a substantial number of our leases due to the effects of the COVID-19 pandemic.
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new centers and upgrading and converting existing centers. We believe our financial position, generation of cash, available cash on hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to the ongoing impacts of COVID-19 on our business, our degree of leverage, and potential borrowing restrictions imposed by our lenders. See “Risk Factors” for further information.
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
At July 3, 2022, we had approximately $132,236 of available cash and cash equivalents.
Fiscal Year Ended July 3, 2022 Compared To the Fiscal Year Ended June 27, 2021
The following compares the primary categories of the consolidated statements of cash flows for the years ended July 3, 2022 and June 27, 2021:

	Fiscal Year Ended		$ Change	% Change
(in thousands)	July 3, 2022	June 27, 2021
Net cash provided by operating activities	$177,670	$58,232	$119,438	205.11%
Net cash used in investing activities	(220,345)	(46,676)	(173,669)	372.07%
Net cash (used in) provided by financing activities	(12,136)	34,805	(46,941)	(134.87)%
Effect of exchange rate changes on cash	(46)	27	(73)	(270.37)%
Net change in cash and cash equivalents	$(54,857)	$46,388	$(101,245)	(218.26)%
During fiscal 2022, net cash provided from operations totaled $177,670, as compared to $58,232 during the prior fiscal year. The increase in cash provided by operating activities reflects the strong recovery with higher revenues and operating leverage. We benefited during fiscal year 2022 from the rebound in consumer demand and revenues from recently acquired centers and opening newly built centers.
Investing activities utilized $220,345, reflecting our acquisitions of businesses, including $44,621 related to the asset acquisition of Bowl America, and capital expenditures, as well as center conversions and related capital expenditures. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.
Financing activities utilized $12,136 in fiscal 2022 reflecting $31,463 for the repurchase of treasury stock, $5,375 for the settlement of warrants and scheduled long-term debt payments, partially offset by net funds received from the Business Combination. In the comparable period in the prior fiscal year, we obtained additional funds under our Incremental Liquidity Facility, which was entered into on September 25, 2020, as part of the Company’s response to the COVID-19 pandemic to increase liquidity.
Our contractual obligations primarily include, but are not limited to, debt service, self-insurance liabilities, and leasing arrangements. The Consolidated Financial Statements included in this Annual Report on Form 10-K provide additional information on the timing and amounts of those contractual obligations. We believe our sources of liquidity, namely available cash on hand, positive operating cash flows, and access to capital markets will continue to be adequate to meet our contractual obligations, as well as fund working capital, planned capital expenditures, center acquisitions, and execute purchases under our share repurchase program.
Off-Balance Sheet Arrangements
As of July 3, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Estimates
Our results of operations and financial condition as reflected in the consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of financial statements requires management to make estimates, judgements, and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ from the estimated amounts we have recorded. We regularly evaluate these estimates, judgements and assumptions.
The following discussion provides information on our critical accounting estimates that require management’s most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Additionally, we expect that the COVID-19 outbreak may impact future assumptions and estimates made related to the critical accounting estimates listed below, though the extent of those impacts is uncertain at this time.
Impairment of Long-Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets (such as Bowlero and Professional Bowlers Association trade names and liquor licenses), including property and equipment and other definite-lived intangibles such as trade names and customer relationships are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The COVID-19 pandemic did not result in an impairment of long-lived assets since the COVID-19 situation was considered temporary and the Company’s overall business was expected to recover.
For long-lived assets, an impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. The Company recognized impairment charges of $1,548 and $386 in fiscal years 2022 and 2021, respectively. The impairments primarily relate to long-lived assets for an open center, closed centers and liquor licenses. We estimated the fair value of these assets utilizing the business enterprise valuation based on discounted cash flows for the open center, and for the closed centers and liquor licenses, the market approach using orderly liquidation values or broker quotes for sale of similar properties. We then compared these fair values to the related carrying value of the long-lived assets.

Impairment of Indefinite-Lived Intangible Assets
Management assesses impairment of indefinite-lived intangible assets, including goodwill, brokered liquor licenses on a quota system and our Bowlero and Professional Bowlers Association trade names, on an annual basis during the fourth quarter or more frequently under certain circumstances.
We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity-specific events. For fiscal 2022, we performed a qualitative assessment of goodwill and indefinite-lived intangible assets other than goodwill and brokered liquor licenses. For fiscal 2021, the Company performed a quantitative assessment of goodwill and indefinite-lived intangible assets other than goodwill and brokered liquor licenses due to the economic impact of the COVID-19 pandemic with the temporary closure of our centers. There were no impairment charges for goodwill or indefinite-lived intangible assets other than brokered liquor licenses recorded in fiscal 2022 or 2021.
Valuation of Earnouts and Warrants
The estimated fair value of the earnout liabilities is determined by using a Monte-Carlo simulation model and the estimated fair value of previous warrant liabilities was determined by using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles.
Recently Issued Accounting Standards
Recently Issued Accounting Standards:    In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”). Following ASU 2016-02, the FASB issued subsequent guidance and amendments including ASU 2017-13, 2018-01, 2018-11, 2018-20, 2019-01, and 2020-05 (collectively, including ASU 2016-02, “Topic 842”). Topic 842 will replace the guidance in Topic 840. The main objectives are to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The right-of-use asset reflects the lessee’s right to direct the use of and obtain substantially all the economic benefits from that asset over the lease term, and it will be based on the lease liability at commencement, subject to certain adjustments such as accrued rent, lease incentives, lease intangibles, initial direct costs and prepaid rent. The lease liability reflects the obligation to make payments for the right to use that asset, which is the present value of future payments. Operating leases will remain being expensed on the straight-line basis of the lease, and finance leases will retain their front-loaded expense pattern, similar to current capital leases.
As a result of ASU 2020-05, Topic 842 will be effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company has not adopted Topic 842, which be effective for the Company for its fiscal year ending 2023. We are currently evaluating our lease population, current processes, internal controls, and timeline required for adoption. Additionally, we are still evaluating the practical expedients and the methods of adoption that we will use when adopting the new standard. Although management continues to evaluate the effect on the Company’s consolidated financial statements and disclosures, management currently estimates total operating lease assets and liabilities will increase approximately $430,000 to $530,000, respectively, upon adoption based on the lease population as of July 3, 2022. The Company estimates that this standard will result in a material impact to our balance sheet from the recognition of right of use assets and liabilities. We do not believe the adoption of this standard will have a material impact on our statement of operations or cash flows.
Emerging Growth Company Accounting Election
The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.
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
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of Isos’ IPO, (b) in which we have total annual gross revenue of at least $1,070,000 or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700,000 as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in, among other things, the ongoing effect of the COVID-19 pandemic, interest rates, credit risk, labor costs, health insurance claims and foreign currency exchange rates, which could impact its results of operations and financial condition. We attempt to address our exposure to these risks through our normal operating and financing activities.
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at a LIBOR-based rate plus a margin. We previously hedged our variable interest rate exposure to a fixed rate for approximately $650,000 of our debt with interest rate swaps and caps, which expired on June 30, 2022. For the portion of debt that is not fixed with the hedging, our results will be adversely affected by any increase in interest rates.
Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, and interest rate swaps and caps. We are exposed to credit losses in the event of non-performance by counter parties to our financial instruments. We place cash and temporary investments with various high-quality financial institutions. Although we do not obtain collateral or other security to secure these obligations, we periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
Commodity Price Risk
We are exposed to market price fluctuation in food, beverage, supplies and other costs such as energy. Given the historical volatility of certain of our food product prices, including proteins, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our food operations to fluctuate. Additionally, the cost of purchased materials may be influenced by tariffs and other trade regulations which are outside of our control. To the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected.
Inflation
We experience inflation and deflation related to our purchase of certain products that we need to operate our business. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. In order to mitigate price volatility, we monitor price fluctuations and may adjust our prices accordingly, however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bowlero Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bowlero Corp. and subsidiaries (the Company) as of July 3, 2022 and June 27, 2021, the related consolidated statements of operations, comprehensive loss, temporary equity and stockholders’ deficit, and cash flows for each of the fiscal years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2022 and June 27, 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Richmond, Virginia
September 15, 2022

Bowlero Corp.
Consolidated Balance Sheets
July 3, 2022 and June 27, 2021
(Amounts in thousands)

	July 3, 2022	June 27, 2021
Assets
Current assets:
Cash and cash equivalents	$132,236	$187,093
Accounts and notes receivable, net of allowance for doubtful accounts of $504 and $204, respectively	5,227	3,300
Inventories, net	10,310	8,310
Prepaid expenses and other current assets	12,732	8,056
Assets held-for-sale	8,789	686
Total current assets	169,294	207,445

Property and equipment, net	534,721	415,661
Internal use software, net	11,423	9,062
Property and equipment under capital leases, net	262,703	284,077
Intangible assets, net	92,593	96,057
Goodwill	742,669	726,156
Other assets	41,022	43,780
Total assets	$1,854,425	$1,782,238

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,217	$29,489
Accrued expenses	62,854	63,650
Current maturities of long-term debt	4,966	5,058
Other current liabilities	13,123	9,176
Total current liabilities	119,160	107,373

Long-term debt, net	865,090	870,528
Long-term obligations under capital leases	397,603	374,598
Earnout liability	210,952	—
Other long-term liabilities	54,418	87,749
Deferred income tax liabilities	14,882	11,867
Total liabilities	1,662,105	1,452,115

Commitments and Contingencies (Note 11)

Temporary Equity
Series A preferred stock - Old Bowlero	—	141,162
Series A preferred stock	206,002	—
Redeemable Class A common stock - Old Bowlero	—	464,827

Bowlero Corp.
Consolidated Balance Sheets
July 3, 2022 and June 27, 2021
(Amounts in thousands)

	July 3, 2022	June 27, 2021
Stockholders’ Deficit
Class A common stock	$11	$10
Class B common stock	6	—
Additional paid-in capital	335,015	—
Treasury stock, at cost	(34,557)	—
Accumulated deficit	(312,851)	(266,472)
Accumulated other comprehensive loss	(1,306)	(9,404)
Total stockholders’ deficit	(13,682)	(275,866)
Total liabilities, temporary equity and stockholders’ deficit	$1,854,425	$1,782,238
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Operations
Fiscal Years Ended July 3, 2022 and June 27, 2021
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Revenues	$911,705	$395,234
Costs of revenues	609,971	374,255
Gross profit	301,734	20,979

Operating (income) expenses:
Selling, general and administrative expenses	180,702	78,335
Asset impairment	1,548	386
Gain on sale or disposal of assets	(4,109)	(46)
Other operating expense	6,968	1,131
Business interruption insurance recoveries	—	(20,188)
Total operating expense	185,109	59,618

Operating profit (loss)	116,625	(38,639)

Other expenses:
Interest expense, net	94,460	88,857
Change in fair value of earnout liability	25,800	—
Change in fair value of warrant liability	26,840	—
Other expense	149	—
Total other expense	147,249	88,857

Loss before income tax benefit	(30,624)	(127,496)

Income tax benefit	(690)	(1,035)
Net loss	(29,934)	(126,461)

Series A preferred stock dividends	(10,233)	(8,015)
Net loss attributable to common stockholders	$(40,167)	$(134,476)

Net loss per share attributable to Class A and B common stockholders, basic and diluted	$(0.26)	$(0.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	155,837,154	146,848,329
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Comprehensive Loss
Fiscal Years Ended July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Net loss	$(29,934)	$(126,461)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	60	(371)
Reclassification to earnings	8,809	9,002
Foreign currency translation adjustment	(771)	977
Other comprehensive income	8,098	9,608
Total comprehensive loss	$(21,836)	$(116,853)
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit
Fiscal Years Ended July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Redeemable Class A common stock		Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 28, 2020	2,069,000	$160,601	106,378	$133,147	3,842,428	$1	—	$—	—	$—	$271,776	$(102,701)	$(19,012)	$150,064
Retroactive application of recapitalization	49,328,025	—	2,536,209	—	91,608,875	9	—	—	—	—	—	(9)	—	—
Adjusted balance, beginning of period	51,397,025	$160,601	2,642,587	$133,147	95,451,303	$10	—	$—	—	$—	$271,776	$(102,710)	$(19,012)	$150,064
Net loss	—	—	—	—	—	—	—	—	—	—	—	(126,461)	—	(126,461)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	977	977
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(371)	(371)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	9,002	9,002
Accrued dividends on pre-merger Series A preferred stock	—	—	—	8,015	—	—	—	—	—	—	(8,015)	—	—	(8,015)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	304,226	—	—	—	—	—	—	—	—	(304,226)	—	—	(304,226)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	3,164	—	—	3,164
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	37,301	(37,301)	—	—
Balance, June 27, 2021	51,397,025	$464,827	2,642,587	$141,162	95,451,303	$10	—	$—	—	$—	$—	$(266,472)	$(9,404)	$(275,866)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,934)	—	(29,934)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(771)	(771)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	60	60
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	8,809	8,809
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	16,445	(16,445)	—	—
Accrued dividends on pre-merger Series A preferred stock	—	—	—	4,136	—	—	—	—	—	—	(4,136)	—	—	(4,136)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	38,864	—	—	—	—	—	—	—	—	(38,864)	—	—	(38,864)
Stock based compensation	—	—	—	—	93,662	—	—	—	—	—	6,804	—	—	6,804
Merger induced stock based compensation	—	—	—	—	2,529,360	—	5,839,993	1	—	—	42,555	—	—	42,556
Issuance of common stock and preferred stock in connection with Merger Capitalization, net of Bowlero equity issuance costs and fair value of liability-classified warrants and earnout	—	—	95,000	95,000	42,185,233	4	1,074,185	—	—	—	120,805	—	—	120,809
Settlement of pre-merger Series A preferred stock	—	—	(2,642,587)	(145,298)	—	—	—	—	—	—	—	—	—	—
Conversion of Class A common stock of Old Bowlero to Series A preferred stock	—	—	105,000	105,000	(10,499,900)	(1)	—	—	—	—	(104,999)	—	—	(105,000)
Consideration to existing shareholders of Old Bowlero	—	—	—	—	(22,599,800)	(2)	—	—	—	—	(225,998)	—	—	(226,000)
Consideration paid to Old Bowlero optionholders	—	—	—	—	—	—	—	—	—	—	(15,467)	—	—	(15,467)
Exchange of redeemable Class A common stock of Old Bowlero for Class B common stock	(51,397,025)	(503,691)	—	—	—	—	51,397,025	5	—	—	503,686	—	—	503,691
Accrual of paid-in-kind dividends on Series A preferred stock	—	—	—	6,002	—	—	—	—	—	—	(6,002)	—	—	(6,002)
Repurchase of Class A common stock into Treasury stock	—	—	—	—	(3,430,667)	—	—	—	3,430,667	(34,557)	—	—	—	(34,557)
Class A common stock issued in conjunction with exercise of warrants	—	—	—	—	4,266,439	—	—	—	—	—	40,186	—	—	40,186
Conversion of Class B common stock into Class A common stock	—	—	—	—	2,400,000	—	(2,400,000)	—	—	—	—	—	—	—
Balance, July 3, 2022	—	$—	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Cash Flows
Fiscal Years Ended July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Operating activities
Net loss	$(29,934)	$(126,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	1,548	386
Depreciation and amortization	106,957	91,851
Gain on sale or disposal of assets, net	(4,109)	(46)
Income from joint venture	(388)	(223)
Loss on refinance of debt	953	—
Loss on settlement of warrants	149	—
Amortization of deferred financing costs	3,502	3,431
Amortization of deferred rent incentive	(281)	(1,766)
Non-cash interest expense on capital lease obligation	5,098	6,986
Amortization of deferred sale lease-back gain	(1,015)	(1,204)
Deferred income taxes	(6,879)	(1,418)
Stock based compensation	50,236	3,164
Distributions from joint venture	401	210
Change in fair value of earnout liability	25,800	—
Change in fair value of warrant liability	26,840	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(1,928)	458
Inventories	(1,925)	(137)
Prepaids, other current assets and other assets	(6,301)	(2,184)
Accounts payable and accrued expenses	(409)	40,073
Other current liabilities	6,677	725
Other long-term liabilities	2,678	44,387
Net cash provided by operating activities	177,670	58,232

Investing activities
Purchases of property and equipment	(162,371)	(43,137)
Proceeds from sale of property and equipment	17,105	1,273
Purchases of intangible assets	(2,427)	(60)
Proceeds from sale of intangibles	—	140
Acquisitions, net of cash acquired	(72,652)	(4,892)
Net cash used in investing activities	(220,345)	(46,676)

Bowlero Corp.
Consolidated Statements of Cash Flows
Fiscal Years Ended July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Financing activities
Repurchase of Series A preferred stock - Old Bowlero	$(145,298)	$—
Proceeds from issuance of Series A preferred stock	95,000	—
Proceeds from issuance of Class A common stock to Isos investors	94,413	—
Transaction costs related to Merger recapitalization	(20,670)	—
Proceeds from PIPE Investment	150,604	—
Proceeds from Forward Investment	100,000	—
Payment to existing shareholders of Old Bowlero	(226,000)	—
Consideration paid to existing option holders of Old Bowlero	(15,467)	—
Repurchase of treasury stock	(31,463)	—
Repurchase of warrants	(5,375)	—
Payment of long-term debt	(10,263)	(8,211)
Payment of First Lien Credit Facility Revolver	(39,853)	—
Proceeds from Incremental Liquidity Facility	—	45,000
Payment of Incremental Liquidity Facility	(45,000)	—
Payments of deferred financing costs	(977)	(1,984)
Payments for tax withholdings on share-based awards	(503)	—
Proceeds from New Revolver	86,434	—
Construction allowance receipts	2,282	—
Net cash (used in) provided by financing activities	(12,136)	34,805

Effect of exchange rates on cash	(46)	27

Net (decrease) increase in cash and equivalents	(54,857)	46,388
Cash and cash equivalents at beginning of year	187,093	140,705
Cash and cash equivalents at end of year	$132,236	$187,093
See accompanying notes to consolidated financial statements.

BOWLERO CORP.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share amounts or otherwise noted)

(1) Description of Business
Bowlero Corp., a Delaware corporation, and its subsidiaries “(collectively, the Company)” are the world’s largest operator of bowling entertainment centers.
The Company operates bowling centers under different brand names. The AMF branded centers are traditional bowling centers and the Bowlero branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. The Bowlmor centers were rebranded to Bowlero and offered a more upscale entertainment concept. Additionally, within the brands, there exists a spectrum where some AMF branded centers are more upscale and some Bowlero branded centers are more traditional. All of our centers, regardless of branding, are managed in a fully integrated and consistent basis since all of our centers are in the same business of operating bowling entertainment. The following summarizes the Company’s centers by country and major brand as of the fiscal years ended July 3, 2022 and June 27, 2021:

	July 3, 2022	June 27, 2021
Bowlero	161	133
AMF & other	147	136
Bowlmor	2	14
Total centers in the United States	310	283
Mexico (AMF)	5	6
Canada (AMF and Bowlero)	2	2
Total	317	291
Impact of COVID-19
In mid-March of 2020, the Company temporarily suspended all operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the novel coronavirus and variants collectively known as COVID-19. Starting in April 2020, the Company began reopening centers and restoring operations. As of the beginning of fiscal 2022, all of our centers were open except for two of our centers that re-opened on September 13, 2021. Due to governmental restrictions, the company had two centers in Canada that closed on January 5, 2022 and reopened on January 31, 2022. Since March of 2020, some centers have not operated at full capacity due to, among other factors, social distancing requirements, limited hours of operation, limitations on available offerings, and other operational restrictions. The temporary suspension of our operations and subsequent operational restrictions have had an adverse impact on the Company’s profitability and cash flows, in response to which the Company has taken and continues to take actions to address.
Segment Information
The Company has one reporting segment, which consists of operating a bowling entertainment business. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions. Our CODM assesses performance based on consolidated as well as bowling center-level revenue and operating profit.
The Company attributes revenue to individual countries based on the Company’s bowling center locations. The Company’s bowling centers are located in the United States, Mexico, and Canada. The Company’s revenues generated outside of the United States for fiscal years 2022 and 2021 were not material. The Company’s long-lived assets located in Mexico and Canada are not material.

(2) Significant Accounting Policies
Basis of Presentation
Reverse Recapitalization: On December 15, 2021, (the “Closing Date”), the Company consummated the previously announced Business Combination pursuant to the Business Combination Agreement (“BCA”) t dated as of July 1, 2021, by and among Bowlero Corp. prior to the Closing Date (“Old Bowlero”) and Isos Acquisition Corporation (“Isos”).
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
In connection with the Business Combination, Isos changed its name to Bowlero Corp. The Company’s Class A common stock became listed on the NYSE under the symbol BOWL and warrants to purchase the Class A common stock became listed on the NYSE under the symbol BOWL.WS in lieu of the Isos ordinary shares and Isos’s warrants, respectively. Isos’ units automatically separated into the Isos ordinary shares and Isos’ warrants and ceased trading separately on the NYSE following the Closing Date. Prior to the Business Combination, Isos neither engaged in any operations nor generated any revenue. Until the Business Combination, based on Isos’ business activities, it was a shell company as defined under the Exchange Act.
The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of the Company, thus the shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 24.841 established in the BCA.
Principles of Consolidation:    The consolidated financial statements and related notes include the accounts of Bowlero Corp. and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity. The Company’s interest in 20% to 50% owned companies that are not controlled are accounted for using the equity method, unless the Company does not sufficiently influence the management of the investee. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year:    The Company reports on a fiscal year ending on the Sunday closest to June 30th with each quarter generally comprising thirteen weeks. Fiscal year 2022 contained fifty-three weeks and ended on July 3, 2022, and the 53rd week fell within the fourth quarter. Fiscal year 2021 contained fifty-two weeks each and ended on June 27, 2021.
Reclassification: Certain prior year amounts have been reclassified for consistency with the current year presentation. Internal use software as of June 27, 2021 has been reclassified on the consolidated balance sheet and in Note

5 - Property and Equipment to conform to current period presentation. Investment in joint venture as of June 27, 2021 has been reclassified to other assets on the consolidated balance sheet. In our Consolidated Statement of Operations, we began combining income from joint venture, management fee income and other operating expense, into one line item as other operating expense to simplify our reporting presentation. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Use of Estimates:    The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the balance sheets, statement of operations and accompanying notes. Significant estimates made by management include, but are not limited to, cash flow projections; the fair value of assets and liabilities in acquisitions; derivatives with hedge accounting; stock based compensation; depreciation and impairment of long-lived assets; carrying amount and recoverability analyses of property and equipment, assets held for sale, goodwill and other intangible assets; valuation of deferred tax assets and liabilities and income tax uncertainties; and reserves for litigation, claims and self-insurance costs. Significant assumptions also include the Company’s position that the COVID-19 pandemic is temporary. Actual results could differ from those estimates.
Fair-value Estimates:    We have various financial instruments included in our financial statements. Financial instruments are carried in our financial statements at either cost or fair value. We estimate fair value of assets using the following hierarchy using the highest level possible:
Level 1:     Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.
Level 2:    Observable prices that are based on inputs not quoted on active markets, but are corroborated by market data.
Level 3:    Unobservable inputs are used when little or no market data is available.
Cash and Cash Equivalents:    The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $88,067 and $86,003 at July 3, 2022 and June 27, 2021, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $8,688 and $8,534 at July 3, 2022 and June 27, 2021, respectively.
Accounts Receivable:    The Company records accounts receivable at the invoiced amount. Accounts receivable do not bear interest unless specified in a formal agreement. An allowance for doubtful accounts is provided based on management’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on a number of factors, including historical write-off experience and its knowledge of specific customer accounts. Past-due balances meeting specific criteria are reviewed individually for collectability. The Company reviews all other balances on a pooled basis. Accounts are written off once collection efforts have been exhausted and the potential for recovery is considered remote. Actual uncollectable accounts could exceed the Company’s estimates, and changes to estimates are accounted for in the period of change. The Company does not have any off-balance sheet credit exposures to its customers.
Inventories:    Inventory, which includes operational items such as food and beverages, is valued at the lower of cost or market, with cost determined using an average cost method.
Prepaid Expenses and Other Current Assets: Prepaid expenses consists primarily of payments made for goods and services to be received in the near future. Prepaid expenses consists of prepaid rents, sales tax, insurance premiums, deposits, and other costs. Other current assets of $676 and $980 at July 3, 2022 and June 27, 2021, respectively, are included with prepaid expenses on our consolidated balance sheets.
Property and Equipment:    Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method based on the estimated useful lives of individual assets or classes of assets.
Leasehold improvements are recorded at cost. Amortization of leasehold improvements is calculated principally on the straight-line method over the lesser of the estimated useful life of the leasehold improvement or the lease term. Renewal periods are included in the lease term when the renewal is determined to be reasonably assured.
Internal costs, including compensation and employee benefits for employees directly associated with capital projects, are capitalized and amortized over the estimated useful life of the asset.

Estimated useful lives of property and equipment are as follows:

Buildings and improvements	2 – 39 years
Leasehold improvements	lesser of asset’s useful life or lease term (1 month– 20 years)
Equipment, furniture, and fixtures	2 – 15 years
Expenditures for routine maintenance and repairs that do not improve or extend the life of an asset are expensed as incurred. Improvements are capitalized and amortized over the lesser of the remaining life of the asset or, if applicable, the lease term. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment and any gain or loss is recognized.
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects. Interest costs are capitalizable for all assets that require a period of time to get them ready for their intended use (an acquisition period). The amount capitalized in an accounting period is determined by applying the capitalization rate to the accumulated expenditures for the asset during the period. The capitalization rate used is based on the rates applicable to borrowings outstanding during the acquisition period.
Leases:    For operating leases, we recognize rent expense straight-line over the lease term, including rent-free periods. To offset the costs of leasehold improvements, some leases also provide allowances in the form of cash, or credits against monetary obligations payable by us within the lease. All lease incentives are recorded as a liability and amortized over the term of the lease. Where applicable, we recognize contingent rent expense when total gross sales exceed specific thresholds, and we accrue for contingent rent expense when probable those thresholds will be met. Future payments for contingent rent and other costs such maintenance, insurance, taxes and other expenses are excluded from minimum lease payments. For capital leases, we record interest expense on the obligation and amortize the asset over the lease term. We record a capital lease liability equal to the present value of the minimum lease payments over the lease term discounted using the incremental borrowing rate for that lease. We calculate the current portion of our capital lease obligation as the total payments that are due in the next 12 months that are attributed to principal payments in the capital lease obligation amortization schedule.
Tenant Improvement Incentives —  The Company has leasehold improvement allowances of $14,254 and $15,100 as of July 3, 2022 and June 27, 2021, respectively, from landlords recorded as liabilities in other current liabilities and other long-term liabilities and amortized as a reduction of rent expense over the life of the lease.
Internal Use Software:   We capitalize qualifying software costs incurred during the “application development stage” when the preliminary project stage has been completed, management has authorized the project, and it is probable that the project will be completed. The estimated useful life of internal-use software is between three and five years.
Costs related to the development or purchase of internal-use software are capitalized and depreciated over the estimated useful life of the software. Costs that are capitalized include external direct costs of materials and services to develop or obtain the software, interest, and internal costs, including compensation and employee benefits for employees directly associated with a software development project. As of July 3, 2022 and June 27, 2021, the Company has recognized internal use software, net of amortization, of $11,423 and $9,062, respectively. Amortization expense was $3,298 and $2,400 for the fiscal years 2022 and 2021, respectively.
Goodwill and Intangible Assets:    Goodwill is recognized for the excess of the purchase price over the fair value of assets acquired and liabilities assumed of businesses acquired.
Indefinite-lived intangible assets include liquor licenses and the Bowlero and Professional Bowlers Association trade names. The cost of purchasing liquor licenses in quota controlled states are capitalized as indefinite lived intangible assets. Because the number of liquor licenses in a quota controlled state are based on the population count, the values ascribed to these liquor licenses are primarily dependent on the supply and demand in the particular jurisdictions in which they are issued. Liquor licenses are an intangible asset which are not assigned a useful life and not amortized. Bowlero is the corporate name of the Company and the brand name associated with many of the Company’s bowling centers. Professional Bowlers Association is the brand name of the entity owned by the Company associated with the main sanctioning body for ten-pin bowling. The fair value of the trade names stems from the customer appeal and revenue streams derived from these brands.
Finite-lived intangible assets primarily include AMF and other acquired trade names, customer relationships and management contracts, which have remaining useful lives ranging from 1 to 9 years. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.
Favorable and Unfavorable leases:    Favorable and unfavorable leases are included in other assets and other long-term liabilities, respectively, and are amortized on a straight-line basis, over remaining lease terms, which range from 1 to 36 years.

Impairment of Goodwill, Intangible and Long-Lived Assets:    Goodwill is tested at least annually for impairment at the reporting unit level. The Company has determined it has one reporting unit, operating a bowling entertainment business.
We perform our annual impairment testing on the first day of our fiscal fourth quarter of each year. When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal 2021, the Company performed a quantitative assessment of goodwill using the income approach due to the economic impact of the COVID-19 pandemic with the temporary closure of our centers. For fiscal 2022, the Company performed a qualitative assessment of goodwill and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying value. There were no impairment charges for goodwill or indefinite-lived intangible assets, excluding liquor licenses, recorded in fiscal years 2022 or 2021.
For long-lived assets (such as property and equipment and other definite-lived intangibles), an impairment is indicated whenever events or changes in circumstances indicate that the asset or asset group’s carrying value may not be recoverable. An asset group may not be recoverable if the total estimated undiscounted cash flows associated with the use and eventual disposition of the asset group is less than its carrying value. If the asset group isn’t recoverable and the fair value is less than its carrying value, then an impairment exists and an adjustment is made to write down the asset to its fair value. The Company recognized impairment charges of $1,548 and $386 in fiscal years 2022 and 2021, respectively. The impairment charges in fiscal years 2022 and 2021 relate to long-lived assets and liquor licenses. We estimated the fair value of these assets utilizing either an income approach that projects the total cash flows from use and eventual disposition of the asset group discounted using a risk adjusted discount rate, or a market based approach using orderly liquidation values or broker quotes for sale of similar properties.
Derivatives:    We are exposed to interest rate risk. To manage these risks, we entered into interest rate swap derivative transactions to manage the interest rate risk associated with a portion of our outstanding debt. The interest rate swaps were designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt. The Company's interest rate swaps expired on June 30, 2022.
For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the financial derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
We have entered into interest rate swap agreements that effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements typically involved the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. See Note 9 - Debt for more information.
Self-Insurance Programs:    The Company is self-insured for a portion of its general liability, workers’ compensation and certain health care exposures. We also purchase stop-loss insurance coverage through third-party insurers. The undiscounted costs of these self-insurance programs are accrued based upon estimates of settlements and costs for known and anticipated claims. For claims that exceed the deductible amount, the Company records a receivable representing expected recoveries pursuant to the stop-loss coverage and a corresponding gross liability for its legal obligation to the claimant, since the Company is not legally relieved of our obligation to the claimant. The Company recorded gross estimated liabilities of $15,797 and $17,363 at July 3, 2022 and June 27, 2021, respectively, to cover known general liability, health and workers’ compensation claims, and the estimate of claims incurred but not reported. Corresponding stop-loss receivables for expected recoveries of self-insured claims in the amounts of $4,414 and $4,780 were recorded at July 3, 2022 and June 27, 2021, respectively.
The short-term portion of the self-insurance liabilities is included in accrued expenses in the accompanying consolidated balance sheets. The long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. The stop-loss receivable is included in other assets.

Income Taxes:    The Company utilizes the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we have a presence. For each jurisdiction, we estimate the actual amount of income taxes currently payable or receivable, as well as deferred income tax assets and liabilities. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse. We review our deferred tax assets to determine if it is more-likely-than-not that they will be realized. If we determine it is not more-likely-than-not that a deferred tax asset will be realized, we record a valuation allowance to reverse the previously recognized tax benefit.
The Company recognizes tax benefits related to uncertain tax positions if we believe it is more likely than not the benefit will be realized. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.
Interest and penalties were $3 in fiscal year 2022 and $36 in fiscal year 2021. The U.S. federal, and in general, state returns are open to examination for the fiscal year ended June 30, 2019 and thereafter. The net operating loss carryforward from fiscal year ended July 3, 2005 is also open to examination.
Revenue Recognition:    The following table presents the Company’s revenue disaggregated by major revenue categories:

	Fiscal Year Ended
	July 3, 2022	% of revenues	June 27, 2021	% of revenues
Major revenue categories:
Bowling	$452,349	51%	$203,730	52%
Food and beverage	321,441	35%	128,393	32%
Amusement	118,940	13%	48,414	12%
Media	18,975	2%	14,697	4%
Total revenues	$911,705	100%	$395,234	100%
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
Amusement revenue — Amusement revenue includes amounts earned through arcades and other games. Similar to bowling and food and beverage revenue, almost all of our revenue is earned at a point-in-time.
Media revenue — The Company earns media revenue from sanctioning official PBA tournaments and licensing media content to our customers, which include television networks and multi-year contracts. The Company considers each tournament as a separate performance obligation because each tournament’s pricing is negotiated separately and represents its stand-alone selling price based on the terms of the contract and the relative nature of the services provided. Media revenue is generated through producing and licensing distribution rights to customers, which is recognized at the point-in-time the Company produces and delivers programming for a respective tournament. Tournament revenue includes sponsorships, entry and host fees. Fees received for sponsorships and tournaments are recognized as deferred revenue until the respective tournament occurs, at which point, the Company recognizes those fees as revenue.
The Company sells gift and game cards that do not expire. Gift and game card revenue is recognized as gift and game cards or game-play tokens are redeemed by customers. The Company accrues unearned revenue as a liability for the unredeemed tickets that may be redeemed or used in the future. Gift and game card sales are recorded as an unearned gift and game card revenue liability when sold. Unearned gift and game card revenue or deferred revenue is reported in accrued expenses in the consolidated balance sheets and is disclosed in Note 8 - Accrued Expenses.
The Company also has a loyalty program called the Most Valuable Bowler (MVB) program. MVB participants earn rewards in the form of coupons or points based on their cumulative spend with an expiration date. The loyalty program creates material rights, which are valued as separate performance obligations and deferred until use or expiration. The deferred portion is included in deferred revenue and is not material to the financial statements.

From time to time, the Company offers discount vouchers through outside vendors. Revenue for these vouchers is recognized as revenue when the voucher is redeemed by the guest or as breakage on a pro-rated basis based on historical redemption patterns. Revenue is recognized for the gross amount paid by customers for purchased vouchers. The fee paid to the outside vendors, in the form of the discount, is recognized in cost of revenues. We recognize this revenue on a gross basis, as we are responsible for providing the service desired by the customer.
Taxes collected from customers and remitted to government authorities are excluded from revenue in the consolidated statement of operations. The remittance obligation is included in accrued liabilities until the taxes are sent to the appropriate taxing authorities.
Costs of Revenues:    The Company’s costs of revenues all relate to center operations and are comprised primarily of fixed costs that are not variable or less variable with changes in revenues, and include depreciation, amortization, property taxes, supplies, insurance, fixed rent, and utilities. Variable costs included within costs of revenues primarily comprise labor, food and beverage costs, supplies, prize funds, variable rent, tournament production expenses and amusement costs.
Selling, General and Administrative Expenses (“SG&A”):    SG&A expenses are comprised primarily of employee costs, media and promotional expenses, and depreciation and amortization (excluding those related to our center operations), and other miscellaneous expenses. A portion of SG&A costs are not variable in nature and do not fluctuate significantly with changes in revenue, and include such expenses as depreciation, amortization and certain compensation.
Other Operating Expenses:    Other operating expenses comprise various costs primarily driven by professional fees and transactional related expenses associated with business acquisitions, and foreign currency gains/losses.
Pre-Opening Costs:    Pre-opening costs are expensed as incurred, and primarily consist of labor, rent, occupancy costs, travel, marketing expenses and other miscellaneous expenses incurred prior to the opening of a new center.
Share-Based Compensation:    Stock based compensation is recorded based on the grant-date fair value. Bowlero Corp. recognizes share-based compensation on a straight-line basis or based on a graded vesting schedule over the requisite service period for time-based awards and recognizes the cost for performance-based awards upon meeting performance targets. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Stock based compensation is recorded in cost of revenues and selling, general and administrative expenses in the consolidated statement of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that may result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.
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
Advertising and Television Costs:    Costs for advertising are expensed when incurred and recorded as operating expenses. Total advertising expenses for fiscal years 2022 and 2021 were $3,942 and $3,576, respectively. Advertising expense is included within costs of revenues on the consolidated statement of operations. Television spending, including costs associated with bowling tournaments that are televised, are capitalized as prepaid costs and expensed at the time the event takes place.
Foreign Currency Translation:    The Company’s financial statements are reported in U.S. dollars. Our foreign subsidiaries maintain their records in the currency of the country in which they operate.
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using rates of exchange at the balance sheet date. Translation adjustments are recorded in other comprehensive income (loss). Revenues and expenses are translated at rates of exchange in effect during the year. Transaction gains and losses are recorded in net income (loss).
Commitments and contingencies:    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Business Interruption Insurance:    The Company recognized $20,188 of business interruption insurance recoveries as other operating income in the consolidated statements of operations during fiscal year 2021, as a result of the insured claim resulting from the temporarily suspension of operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the COVID-19.
Series A Preferred Stock: As part of the reverse recapitalization, the Company issued redeemable Preferred Stock that is classified in temporary equity as certain redemption provisions are not solely within the control of the Company. The pre-merger preferred stock was classified as temporary equity and settled at the merger date. Please refer to Note 15 - Common Stock, Preferred Stock and Stockholders' Equity for more details.
Net Loss Per Share Attributable to Common Stockholders:    We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. Since the Company has reported net losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. Dilutive securities include convertible preferred stock, warrants, earnouts, stock options, and restricted stock units (“RSUs”). See Note 17 - Net Loss Per Share.
Earnouts: Following the Closing Date, Isos and Bowlero equity holders at the effective time of the Business Combination have the contingent right to receive, in the aggregate, up to 22,361,278 shares of Class A common stock if, from the Closing Date until the fifth anniversary thereof, the reported closing trading price of the Class A common stock exceeds certain thresholds. As of the Closing Date, since earnouts are subject to change in control acceleration provisions, that result in settlement value not fully indexed to share price, all but 152,370 of the earnout shares are reported as a liability in the consolidated balance sheets. Changes in the value of earnouts are recorded as a non-operating item in the consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, stock price, expected term, risk-free interest rate and the performance hurdles. The Company evaluated its earnouts under FASB Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company recorded these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 13 - Earnouts and Note 14 - Fair Value of Financial Instruments for further information.
Warrants: Previously outstanding warrants consisted of public warrants and private warrants, including warrants issued by Isos which continued to exist following the Closing Date and warrants issued by the Company on the Closing Date. The outstanding warrants were accounted for as freestanding financial instruments and were classified as liabilities on the Company’s consolidated balance sheets. The estimated fair value of the warrants is described in Note 12 - Warrants. Changes in the value of warrants were recorded as a non-operating item in the statements of operations. The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these warrants met the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Company completed the redemption of all outstanding publicly traded and privately held warrants on May 16, 2022.
Emerging Growth Company Status: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

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
Recently Adopted Accounting Standards:    In April 2020, the FASB issued interpretive guidance (Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic) in response to the COVID-19 pandemic. The guidance permits entities to elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Accounting Standards Codification (ASC) 840. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee, i.e. the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. The FASB staff expects that reasonable judgement will be exercised in making those determinations and expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods include:
a.Account for the concessions as if no changes to the lease were made. Under that method, a lessor would increase its lease receivable, and a lessee would increase its liabilities as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period.
b.Account for the deferred payments as variable lease payments.
In certain circumstances, the Company adopted option (a) for deferrals of rental payments and option (b) for abatements.
Recently Issued Accounting Standards:    In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”). Following ASU 2016-02, the FASB issued subsequent guidance and amendments including ASU 2017-13, 2018-01, 2018-11, 2018-20, 2019-01, and 2020-05 (collectively, including ASU 2016-02, “Topic 842”). Topic 842 will replace the guidance in Topic 840. The main objectives are to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The right-of-use asset reflects the lessee’s right to direct the use of and obtain substantially all the economic benefits from that asset over the lease term, and it will be based on the lease liability at commencement, subject to certain adjustments such as accrued rent, lease incentives, lease intangibles, initial direct costs and prepaid rent. The lease liability reflects the obligation to make payments for the right to use that asset, which is the present value of future payments. Operating leases will remain being expensed on the straight-line basis of the lease, and finance leases will retain their front-loaded expense pattern, similar to current capital leases.
As a result of ASU 2020-05, Topic 842 will be effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company has not adopted Topic 842, which be effective for the Company for its fiscal year ending 2023. We are currently evaluating our lease population, current processes, internal controls, and timeline required for adoption. Additionally, we are still evaluating the practical expedients and the methods of adoption that we will use when adopting the new standard. Although management continues to evaluate the effect on the Company’s consolidated financial statements and disclosures, management currently estimates total operating lease assets and liabilities will increase approximately $430,000 to $530,000, respectively, upon adoption based on the lease population as of July 3, 2022. The Company estimates that this standard will result in a material impact to our balance sheet from the recognition of right of use assets and liabilities. We do not believe the adoption of this standard will have a material impact on our statement of operations or cash flows.
(3) Business Combinations and Acquisitions
Business Combination: For accounting purposes, the Business Combination was treated as the equivalent of Bowlero Corp. issuing stock for the net assets of Isos, accompanied by a recapitalization. The following summarizes the elements of the Business Combination to the consolidated statement of cash flows, including the transaction funding, sources and uses of cash, and merger-related earnouts and warrants:

Recapitalization
Cash-Isos Acquisition Corporation Trust	$254,851
Less: Isos transaction costs paid from Trust	(23,869)
Less: Redemptions of existing shareholders of Isos	(136,569)
Net cash proceeds from SPAC shareholders	$94,413

Cash-PIPE issuance	$150,604
Cash-Forward issuance	100,000
Net cash proceeds from SPAC shareholders	94,413
Cash-Preferred issuance	95,000
Less: Bowlero transaction costs	(20,670)
Total cash received, net of transaction costs	419,347

Payoff of preferred stock and accumulated dividends	(145,298)
Consideration to existing Bowlero shareholders	(226,000)
Consideration to Bowlero option holders	(15,467)
Total distributions	(386,765)
Net cash received	$32,582

Earnout liability	$181,113
Warrant liability	22,426
Total liabilities recognized	$203,539
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
Acquisitions: The Company continually evaluates potential acquisitions, which can be either business combinations or asset purchases, that strategically fit within the Company’s existing portfolio of centers as a key part of the Company’s overall growth strategy in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs.
Acquisitions that meet the definition of a business under ASC 805, “Business Combinations,” are accounted for using the acquisition method of accounting. The Company estimates the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date for business combinations and utilizes valuation specialists to assist in doing so. For business combinations, we will continue to evaluate and refine the estimates used to record the fair value of the assets acquired and liabilities assumed throughout the permitted measurement period, which may result in corresponding offsets to goodwill in future periods. We expect to finalize the valuations as soon as possible, but no later than one year from the acquisition dates.

The goodwill acquired in the business combinations represents:

•the value of an assembled workforce

•future earnings and cash flow potential of these businesses, and

•the complementary strategic fit and resulting synergies these businesses bring to existing operations

From the business combinations during fiscal year 2022, $8,097 of the goodwill recognized is deductible for tax purposes.
Acquisitions that do not meet the definition of a business under ASC 805 are accounted for as an asset acquisition, using a cost accumulation model. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. Goodwill is not recognized in an asset acquisition.
2022 Business Combinations: The Company’s accounting for the allocations of the purchase price for the acquisitions of bowling businesses that were treated as business combinations at the dates of the respective acquisitions is based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. The Company completed eight acquisitions for a total consideration of $72,737. The Company's consolidated financial statements reflect final and preliminary allocations of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The total consideration of acquisitions with final purchase price allocations was $53,146. The one transaction with a preliminary purchase allocation, which occurred at the end of the fourth quarter of fiscal 2022, was for a total consideration of $19,591. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing its valuation analysis. The remaining fair value estimates to finalize include working capital, intangibles, and property and equipment. The final determination may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates, which is expected to be finalized in fiscal year 2023.
The following table summarizes the final and preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Final	Preliminary	Total
Current assets	$2,531	$16	$2,547
Property and equipment	32,718	17,293	50,011
Identifiable intangible assets	3,400	620	4,020
Goodwill	14,944	1,762	16,706
Total assets acquired	53,593	19,691	73,284

Current liabilities	(447)	(100)	(547)
Total liabilities assumed	(447)	(100)	(547)
Total fair value, net of cash acquired of $49	$53,146	$19,591	$72,737

Components of consideration transferred
Cash	50,068	19,191	69,259
Holdback	1,608	400	2,008
Contingent consideration	1,470	—	1,470
Total consideration transferred	$53,146	$19,591	$72,737
Transaction expenses included in “other operating expense” in the consolidated statement of operations for fiscal year 2022	$880	$241	$1,121

2022 Asset Acquisitions: The following table summarizes the application of the cost accumulation model to acquired bowling centers treated as asset acquisitions:

Identifiable assets acquired and liabilities assumed	Bowl America	Other Asset Acquisition	Total
Current assets	$2,949	$5	$2,954
Property and equipment	40,121	8,564	48,685
Identifiable intangible assets	1,099	1,136	2,235
Assets held for sale	10,985	—	10,985
Current liabilities	(1,426)	(81)	(1,507)
Deferred tax liability	(9,107)	—	(9,107)
Total consideration transferred	$44,621	$9,624	$54,245

2021 Business Combination: The Company acquired the following bowling business (“2021 Business Combination”) in fiscal year 2021 for a total purchase price of $2,760, net of cash acquired. The balance sheets reflect assets acquired and liabilities assumed recorded at fair values and resulting recognition of goodwill.
The following table summarizes the purchase price allocation for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$90
Property and equipment	181
Identifiable intangible assets	465
Goodwill	2,350
Total assets acquired	3,086

Current liabilities	326
Total liabilities assumed	326
Total fair value, net of cash acquired of $5	$2,760

Components of consideration transferred
Cash	$2,760
Transaction expenses included in "other operating expense" in the consolidated statement of operations for fiscal year 2021	$69
The following summarizes key valuation approaches and assumptions utilized in calculating the fair values for Business Combinations and Asset Acquisitions, which are accounted for under the acquisition method of accounting and cost accumulation model, respectively:
Property and equipment — Buildings, improvements, and equipment are valued using the cost approach and land is valued at its highest and best use by the market or sales comparison approach. The fair value of tangible personal property was determined primarily using variations of the cost approach. Certain assets with an active secondary market were valued using the market approach. The current use of certain nonfinancial assets acquired differed from their highest and best use, due to local market conditions, the value of the land exceeding the combined fair values of the land and building, and zoning and commercial viability of the surrounding area. The valuation inputs used to determine the fair value of the land and building are based on level 3 inputs, including discount rates, sales projections, and future cash flows.
Assets held for sale — We utilize a valuation specialist to assist with our determination of the assets held for sale estimated fair value less costs to sell, using a market approach. These inputs are classified as level 2 fair value measurements.
Intangible assets — We acquired intangible assets including trade names, non-competition agreements, customer relationships, and liquor licenses.

–Trade names: Trade names are recognized during Business Combinations and Asset Acquisitions using the relief-from-royalty method, which is considered a Level 3 fair value measurement due to the use of unobservable inputs. Significant assumptions used in the calculation include: revenue projections, a royalty rate based on qualitative factors and the market-derived royalty rates, discount rate based on the Company’s weighted average cost of capital (WACC) adjusted for risks commonly inherent in trade names and an indefinite life for Professional Bowlers Association trade name as management intends to use the trade name in perpetuity.
–Non-Competition: Non-compete agreements are recognized during Business Combinations and Asset Acquisitions. The Company records the fair value of non-competition agreements using the differential discounted cash flow method income approach, a Level 3 fair value measurement due to the use of unobservable inputs. Significant assumptions used in the fair value calculations for non-competition agreements include: potential competitor impact on revenue and expense projections, discount rate based on the Company’s WACC adjusted for risks commonly inherent in intangible assets, specifically non-compete agreements.
–Customer relationships: The Company records customer relationships for bowling leagues for Business Combinations and Asset Acquisitions based on the fair value of relationships using the excess earnings income approach and discounted cash flow method, which are considered Level 3 fair value measurements due to the use of unobservable inputs. Significant assumptions used in the fair value calculations for relationships include: revenue and expense projections, customer retention rate for leagues, discount rate based on the Company’s WACC adjusted for risks inherent in intangible assets, specifically customer relationships and the remaining useful life.
–Liquor licenses: The Company records the fair value of brokered liquor licenses acquired in Business Combinations and Asset Acquisitions using the market approach. Significant assumptions used in the calculation include approximation based on recent sales of liquor licenses in the respective jurisdictions and assignment of an indefinite useful life as licenses do not expire and can be sold to third parties.
Contingent Consideration — A business combination during fiscal year 2022 included $1,470 of contingent consideration. The contingency depends on approvals by the local township that requires us to transfer real property in the event of certain decisions being made. The range of contingent consideration is $0 - $1,470. We recorded the amount based on:

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
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the fiscal years ended July 3, 2022 and June 27, 2021:

Balance June 28, 2020	$724,932
Goodwill resulting from acquisitions made during fiscal 2021	2,350
Foreign currency translation adjustment	(1,126)
Balance as of June 27, 2021	726,156
Goodwill resulting from acquisitions during fiscal 2022	16,706
Goodwill adjustments made during fiscal 2022	(193)
Balance as of July 3, 2022	$742,669

Intangible Assets:

	July 3, 2022				June 27, 2021
	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	2	$9,900	$(8,593)	$1,307	1	$9,900	$(7,920)	$1,980
Bowlmor trade name	0	6,500	(6,500)	—	6	6,500	(2,600)	3,900
Other acquisition trade names	4	1,761	(651)	1,110	7	1,010	(173)	837
Customer relationships	2	21,112	(13,989)	7,123	3	18,370	(10,471)	7,899
Management contracts	2	1,800	(1,443)	357	2	1,800	(1,150)	650
Non-compete agreements	4	2,450	(1,067)	1,383	4	1,200	(514)	686
PBA member, sponsor & media relationships	8	1,400	(504)	896	8	1,400	(322)	1,078
Other intangible assets	4	921	(133)	788		—	—	—
	3	45,844	(32,880)	12,964	4	40,180	(23,150)	17,030
Indefinite-lived intangible assets:
Liquor licenses		9,629	—	9,629		9,027	—	9,027
PBA trade name		3,100	—	3,100		3,100	—	3,100
Bowlero trade name		66,900	—	66,900		66,900	—	66,900
		79,629	—	79,629		79,027	—	79,027
		$125,473	$(32,880)	$92,593		$119,207	$(23,150)	$96,057
The Company reviewed the estimated useful life of its Bowlmor tradename as part of the Company’s plans to rebrand its Bowlmor centers to Bowlero centers. Based on that review, the Company determined that the intangible asset associated with the Company’s Bowlmor tradename has a useful life shorter than initially estimated. During the fiscal quarter ended December 26, 2021, the Company adjusted the remaining useful life of the Bowlmor tradename from 5.75 years to 6 months. The change in useful life was made as a prospective adjustment and resulted in an increase in amortization expense of $3,412 for the fiscal year ended July 3, 2022.
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Amortization expense	$9,461	$6,030
The estimated aggregate amortization expense for finite-lived intangibles included in intangible assets in our consolidated Balance Sheet for the next five fiscal years is as follows:

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$6,088	$4,453	$879	$648	$370	$526
Favorable and unfavorable leases:
The Company has favorable lease assets of $30,732 and $34,618, net of $14,002 and $12,300 accumulated amortization, reported in other assets in the consolidated balance sheets for the fiscal years ended July 3, 2022 and June 27, 2021, respectively. Total amortization expenses for fiscal years 2022 and 2021 were $4,265 and $3,075, respectively.
The Company has unfavorable lease liabilities of $294 and $1,096, net of $2,537 and $5,135 accumulated amortization, reported in other long-term liabilities in the consolidated balance sheets for the fiscal years ended July 3, 2022 and June 27, 2021, respectively. Total amortization expenses for fiscal years 2022 and 2021 were $478 and $458, respectively.

(5) Property and Equipment
As of July 3, 2022 and June 27, 2021, property and equipment consists of:

	July 3, 2022	June 27, 2021
Land	$77,006	$19,879
Buildings and improvements	69,219	16,155
Leasehold improvements	349,534	313,441
Equipment, furniture, and fixtures	375,780	315,719
Construction in progress	15,638	27,028
	887,177	692,222
Accumulated depreciation	(352,456)	(276,561)
Property and equipment, net of accumulated depreciation	$534,721	$415,661
The following table shows depreciation expense related to property and equipment for each reporting period:

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Depreciation expense	$77,471	$67,934
Assets held for sale:
Total assets held for sale at July 3, 2022 and June 27, 2021 of $8,789 and $686, included liquor licenses of $315 and $175, respectively. Assets held for sale are valued at the lower of its carrying value or its fair value less the costs to sell. During the fiscal year ended July 3, 2022, we acquired approximately $8,474 in real property, which we plan to sell within the next 12 months.
(6) Leases
The Company leases various assets under non-cancellable operating and capital leases. These assets include bowling centers, office space, vehicles, and equipment.
The Company has three master lease agreements with a single landlord covering over 200 bowling centers. Our three master leases contain initial terms ending in 2044 and 2047 with 8 renewal options for 10 years each. Most of our real estate leases have terms ranging from 10 to 15 years with renewal options that are typically for five years each.
Most of our leases contain payments for some or all of the following: base rent, contingent rent, common area maintenance, insurance, real-estate taxes, and other operating expenses. Rental payments are subject to escalation depending on future changes in designated indices or based on pre-determined amounts agreed upon at lease inception.
Operating Leases: We recorded accrued rent of $26,417 and $26,853 within other current liabilities and other long-term liabilities on the consolidated balance sheets as of July 3, 2022 and June 27, 2021, respectively.
In addition to previously received rent concessions, in response to the economic effects of the COVID-19 pandemic, in March 2022, the Company received a rent concession related to an operating lease in the form of a rent abatement retroactive to April 1, 2020 for amounts which had been previously recognized as rent expense. We elected to not account for this concession as a modification in accordance with the relief provided by the FASB staff. As a result, we recognized rent abatements of $7,470 ($5,603 allocated to cost of revenues and $1,867 allocated to selling, general and administrative expenses) as a reduction of rent expense during fiscal year 2022.
Capital Leases: We had $47,298 and $34,609 in accumulated amortization on property and equipment under capital leases as of July 3, 2022 and June 27, 2021, respectively

The following tables summarize the Company’s costs for operating and capital leases:

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Operating Leases
Rent expense	$55,189	$58,114

Capital Leases
Interest expense	$39,514	$35,599
Amortization expense	12,940	12,870
Total capital lease cost	$52,454	$48,469

The future minimum rent payments under our operating and capital leases as of July 3, 2022, were as follows:

	Operating Leases	Capital Leases
2023	$49,783	$41,261
2024	46,800	42,524
2025	50,345	42,551
2026	47,767	37,426
2027	48,269	39,989
Thereafter	525,028	995,185
Total rent payments	$767,992	$1,198,936
Less: Imputed interest payments for capital leases		798,306
Present value of capital lease obligation		$400,630

(7) Supplemental Cash Flow Information
The table below presents supplemental cash flow information for each reporting period:

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Cash paid during the period for:
Interest	$88,292	$81,685
Income taxes, net of refunds	3,898	818
Noncash investing and financing transactions:
Capital expenditures in accounts payable	8,895	4,193
Capital lease assets obtained in exchange for capital lease liabilities	7,463	5,401
Modifications of capital lease assets and liabilities	(15,001)	6,971
Change in fair value of interest rate swap	8,869	8,631
Issuance of warrants in Business Combination	22,426	—
Issuance of earnout shares in Business Combination	181,113	—
Warrant redemption	(40,156)	—
Unsettled treasury stock trade payable	3,094	—

(8) Accrued Expenses
As of July 3, 2022 and June 27, 2021, accrued expenses consist of:

	July 3, 2022	June 27, 2021
Compensation	$15,746	$13,577
Taxes and licenses	11,568	9,646
Customer deposits	10,728	7,114
Insurance	5,229	8,285
Deferred revenue	6,384	5,885
Utilities	4,185	3,399
Deferred rent	3,252	4,384
Professional fees	3,062	4,473
Interest	498	4,693
Other	2,202	2,194
Total accrued expenses	$62,854	$63,650
(9) Debt
The following table summarizes the Company’s debt structure as of July 3, 2022 and June 27, 2021:

	July 3, 2022	June 27, 2021
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bearing variable rate interest; 5.17% and 4.55% at July 3, 2022 and June 27, 2021, respectively, excluding impact of hedging)	$790,271	$800,534
New Revolver (Maturing April 4, 2024 and bearing variable rate interest; 4.13% at July 3, 2022)	86,434	—
First Lien Credit Facility Revolver	—	39,853
Incremental Liquidity Facility	—	45,000
	876,705	885,387
Less:
Unamortized financing costs	(6,649)	(9,800)
Current portion of unamortized financing costs	3,245	3,152
Current maturities of long-term debt	(8,211)	(8,211)
Total long-term debt	$865,090	$870,528
As of July 3, 2022, minimum repayments of debt by fiscal year were as follows:

2023	$8,211
2024	94,645
2025	773,849
$876,705
First Lien Credit Facility Term Loan: The First Lien Credit Facility Term Loan is repaid on a quarterly basis on the last business day of the last month of each calendar quarter in principal payments of $2,053.
Obligations owed under the First Lien Credit Facility Term Loan bear interest at a rate per annum equal to the applicable LIBOR rate, subject to a floor of 1.00%, plus an applicable margin of 3.50%. Interest on term loans under the First Lien Facility bearing interest based upon the Base Rate will be due quarterly, and interest on loans bearing interest based upon the LIBOR rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.
Pursuant to the First Lien Guarantee and Collateral Agreements, obligations owed under the First Lien Credit Facility are secured by a first priority security interest on substantially all assets of Bowlero Corp and the guarantor subsidiaries. The First Lien Credit Agreement contains customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants.
New Revolver: On December 15, 2021, the Company entered into a Sixth Amendment (“Sixth Amendment”) to the First Lien Credit Agreement, by and among Bowlero, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders.
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
The Company had previously entered into a $150,000 Incremental Liquidity Facility with JP Morgan Chase Bank, N.A. as the lender with a maturity date of July 3, 2024 at an interest rate of the applicable LIBOR rate plus an initial applicable margin of 3.00%. The loan was structured as a revolver, with $45,000 utilized at the closing date and with the remaining $105,000 available subject to approval by Atairos as credit support provider and the prior satisfaction of certain conditions. The Incremental Liquidity Facility was secured on a pari passu first lien basis with the existing credit facility (with respect to assets of Bowlero Corp. and its guarantor subsidiaries).
First Lien Credit Facility Revolver: On December 15, 2021, the principal, accrued and unpaid interest and fees outstanding under the First Lien Credit Agreement Revolver were repaid in full and all commitments to extend credit thereunder were terminated and any security interests and guarantees in connection therewith were terminated and/or released.
The Company had previously entered into a $50,000 First Lien Credit Facility Revolver with JP Morgan Chase Bank, N.A. as the lender with a maturity date of July 3, 2022. Obligations owed under the First Lien Credit Facility bore interest at a rate per annum equal to the applicable LIBOR rate, subject to a floor of 1.00%, plus an applicable margin of 3.75% to 4.25% depending on the leverage level. Interest on loans under the First Lien Facility bearing interest based upon the Base Rate was due quarterly, and interest on loans bearing interest based upon the LIBOR rate was due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period. The Base Rate was defined as a rate per annum equal to the highest of (a) the Federal Funds Effective Rate in effect on such day plus 0.50%, (b) to the extent ascertainable, the Published LIBOR Rate plus 1.00%, (c) the Prime Rate and (d) solely with respect to the expanded term loan under the July 2018 Credit Agreement, 2.00%.
Pursuant to the First Lien Credit Agreement collateral and guarantee requirement, obligations owed under the First Lien Credit Facilities were secured by a first priority security interest on substantially all assets of Bowlero Corp. and the guarantor subsidiaries. The First Lien Credit Agreement contained customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants.
Letters of Credit:    Outstanding standby letters of credit as of July 3, 2022 and June 27, 2021 totaled $9,136 and $9,100, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the New Revolver is reduced by the outstanding standby letters of credit as of July 3, 2022 and the available amount of the First Lien Credit Facility Revolver was reduced by the outstanding standby letters of credit as of June 27, 2021.
Covenant Compliance: The Company was in compliance with all debt covenants as of July 3, 2022.
Interest rate swaps and caps
Derivatives: The Company used interest rate swaps and cap agreements which expired as of July 3, 2022, to convert a portion of its variable interest rate exposure to fixed rates to protect the Company from future interest rate increases. The Company’s interest rate swap and cap agreements consist of the following:

	June 27, 2021
	Notional Amounts	Expiration
Interest rate swaps	$552,500	June 30, 2022
Interest rate caps	97,500	March 31, 2022
Total notional amounts	$650,000
Under the swap agreements, the Company paid a fixed rate of interest of 2.561% and received an average variable rate of the one-month LIBOR adjusted monthly. Under the interest rate cap agreements, the Company paid a fixed rate fee of 0.179% on the notional amount and had a strike rate of 3.00%.
The fair value of the swap and cap agreements as of June 27, 2021 was a liability of $8,869, and was included in other current liabilities in the consolidated balance sheet.
The reclassifications from accumulated other comprehensive income (“AOCI”) into income during each reporting period were as follows:

	July 3, 2022	June 27, 2021
Interest expense reclassified from AOCI into net loss	$8,809	$9,002
The fair value of the swap and cap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations. There are no income taxes related to the amounts recorded to AOCI due to tax credits and the full valuation allowance on deferred taxes.
(10) Income Taxes
Total loss before income taxes consists of:

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Loss before tax:
U.S.	$(31,388)	$(123,360)
Foreign	764	(4,136)
Total loss before tax	$(30,624)	$(127,496)

Income tax (benefit) expense consists of the following:

	Fiscal Year Ended
	July 3, 2022	June 27, 2021
Current income tax provision:
Federal	$2,481	$—
State and local	3,601	505
Foreign	107	(122)
Total current provision	6,189	383

Deferred income tax provision:
Federal	(6,307)	9
State and local	(895)	(1,707)
Foreign	323	280
Total deferred provision	(6,879)	(1,418)
Total income tax benefit	$(690)	$(1,035)
The 2022 and 2021 provision for income taxes differs from the amount computed by applying the statutory rate to the income before income taxes primarily due to the changes in the valuation allowance, state and local taxes and for 2022, items associated with the Business Combination and asset acquisitions.

	Fiscal Year Ended
	July 3, 2022		June 27, 2021
Federal statutory rate	$(6,431)	21.0%	$(26,774)	21.0%
State and local tax net of federal benefit	6,675	(21.8)	(6,190)	4.9
Deferred tax asset valuation allowance	(29,901)	97.6	34,060	(26.7)
Business Combination and asset acquisition items	10,800	(35.3)	—	—
Compensation limited by section 162(m) of the Internal Revenue Code	17,590	(57.4)	—	—
Uncertain tax positions	1	—	2	0.0
Foreign tax rate difference	65	(0.2)	(1,251)	1.0
Other	511	(1.6)	(882)	0.6
Effective tax rate	$(690)	2.3%	$(1,035)	0.8%
The Company’s effective tax rate was impacted by the reduction of the valuation allowance due to the recognition of deferred tax liabilities with the Bowl America acquisition, as well as becoming subject to Section 162(m) of the Internal Revenue Code that limits executive compensation tax deductibility and non-deductible transaction related costs as a result of the Business Combination. The increase in state and local tax expense reflects higher taxable income and the impact of having fully utilized net operating losses in certain states.
As of July 3, 2022, the Company had a net consolidated income tax receivable of $147 reflected in other current assets, a current consolidated income tax payable of $2,417 reflected in other current liabilities and a non-current consolidated income tax payable of $27 reflected in other long-term liabilities. As of June 27, 2021, the Company had a net consolidated income tax receivable of $119 reflected in other current assets and a non-current consolidated income tax payable of $26 reflected in other long-term liabilities.

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred income tax assets and liabilities consist of:

	July 3, 2022	June 27, 2021
Deferred income tax assets:
Reserves not currently deductible	$21,961	$40,458
Capital lease liability	105,157	98,545
Net operating loss, interest, and tax credit carryforwards	109,504	132,184
Subtotal	236,622	271,187
Less: Valuation allowance	138,605	166,323
Total net deferred income tax assets	98,017	104,864

Deferred income tax liabilities:
Property and equipment	83,994	85,377
Favorable and unfavorable leases	7,827	8,886
Goodwill and intangibles	21,078	22,468
Total deferred income tax liabilities	112,899	116,731
Net deferred income tax liabilities	$14,882	$11,867
As of July 3, 2022, the Company has U.S. tax credit carryforwards of $209, U.S. federal net operating loss carryforwards (NOLs) of $460,572, and interest carryforward of $20,825. As of June 27, 2021, the Company has U.S. tax credit carryforwards of $209, U.S. federal net operating loss carryforwards (NOLs) of $546,452, and interest carryforward of $24,340. The tax credits were generated in the July 1, 2007 and June 29, 2008 tax years. The credits have a 20-year federal carryover period and will begin to expire starting in the fiscal year ending 2027. The NOL carryforwards will begin to expire in 2023. The interest carryforward and $37,851 of NOL carryforwards do not expire.
Realization of deferred tax assets associated with deductible temporary differences, net operating losses and other carryforwards is dependent on generating sufficient future taxable income. Under Sections 382 and 383 of the Code, the Company’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or group of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. The Company’s ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state laws. It is currently estimated that $276,057 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004 and 2017 and that $195,900 of this amount may expire unused even if there is sufficient taxable income to absorb such NOLs. The Company has not experienced an ownership change, as defined under Section 382 and 383, since July 2017.
Based on the historical losses of the Company and limitations placed on NOLs due to changes in ownership in 2004 and 2017, the Company believes it is more-likely-than-not that the Company will not realize the benefit of certain deferred tax assets, and, accordingly, has established a valuation allowance against certain deferred tax assets of $138,605 as of July 3, 2022 and $166,323 as of June 27, 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended July 3, 2022 and June 27, 2021 was as follows:

	July 3, 2022	June 27, 2021
Balance at beginning of year	$26	$22
Additions for tax positions of prior years	1	4
Reductions for tax positions of prior years	—	—
Tax settlements	—	—
Balance at end of year	$27	$26
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at July 3, 2022 was $6, along with $21 affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 27, 2021 was $5, along with $21 affecting deferred taxes.
As of July 3, 2022 and June 27, 2021, the Company had not recorded an income tax liability on certain undistributed earnings of its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in the operations within the respective country. The Company has not calculated the deferred tax liability that would come due if the earnings were distributed to the U.S. as the calculations are not material.
(11) Commitments and Contingencies
Litigation and Claims: The Company is currently, and from time to time may be, subject to claims and actions arising in the ordinary course of its business, including general liability, fidelity, workers’ compensation, employment claims, and Americans with Disabilities Act (“ADA”) claims. The Company has insurance to cover general liability and workers’ compensation claims and reserves for claims and actions in the ordinary course. The insurance is subject to a self-insured retention. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance.
There is currently a group of approximately 76 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”) between 2016 and 2019, generally relating to claims of age discrimination. To date, the EEOC issued determinations of probable cause as to thirteen of the charges, which the Company contests and intends to defend vigorously. The EEOC has also alleged a pattern or practice of age discrimination, which resulted in a determination of probable cause and, on August 22, 2022, a proposal for the Company to participate in conciliation. The EEOC’s proposal includes a demand for monetary and non-monetary remedies. The Company contests such determination and intends to defend vigorously. The Company cannot estimate the possible range of loss, if any, associated with these EEOC matters.
(12) Warrants
Warrant activity from the Closing Date to July 3, 2022 is as follows:

	Warrants outstanding at Closing Date	Repurchased	Exercised (a)	Redeemed	Warrants outstanding at July 3, 2022
Publicly traded warrants	11,827,864	(2,690,272)	(9,128,891)	(8,701)	—
Private placement warrants	3,778,480	—	(3,778,480)	—	—
Unvested private placement warrants	1,619,348	—	(1,619,348)	—	—
Total	17,225,692	(2,690,272)	(14,526,719)	(8,701)	—
_____________
a - As a result of exercising the warrants, 4,266,439 shares of Class A common stock were issued, of which 475,440 shares that were issued in exchange for unvested private placement warrants are subject to additional earnout provisions. Please refer to Note 13 - Earnouts for more details on the additional Earnout Shares.
Share and Warrant Repurchase Plan: On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. 2,690,272 warrants were repurchased for

$5,382 under the repurchase program as of July 3, 2022. Please refer to Note 15 - Common Stock, Preferred Stock and Stockholders' Equity for more details on share repurchases under the program.
Redemption of Public and Private Placement Warrants: On April 14, 2022, the Company announced that it would redeem all of its outstanding publicly traded and privately held warrants to purchase shares of its Class A common stock as of May 16, 2022 (the “Redemption Date”) for a redemption price of $0.10 per warrant (the “Redemption Price”).
After the announcement and prior to the Redemption Date, holders of the warrants could choose to elect to exercise their warrants on a “cashless basis” by receiving a number of shares of Class A common stock based on the volume weighted average price of the Class A common stock for the ten trading days immediately following on the third trading day prior to the date on which notice of redemption was delivered to holders (the “Redemption Fair Market Value”), which was $12.0985 per warrant. As a result, holders who exercised their warrants on a “cashless” basis before the Redemption Date received 0.2936 shares of Class A common stock per warrant exercised.
As a result of the completion of the redemption of the warrants, the Company issued 4,266,439 shares of Class A common stock after 9,128,891 publicly traded warrants and 5,397,828 privately held warrants were exercised on a cash or cashless basis. The Company redeemed 8,701 publicly traded warrants at the redemption price of $0.10 per warrant. The amount of cash generated from the exercise of warrants and the amount of cash paid at the redemption price of $0.10 per warrant was not material. In connection with the warrant redemption, the warrants ceased trading on the NYSE and were delisted. The change in value of the warrants was recorded through earnings through the settlement date. The Company no longer has any warrants outstanding.
(13) Earnouts
Old Bowlero’s stockholders and option holders received additional shares of Bowlero common stock (the “Earnout Shares”). Earnout Shares vest during the period from and after the Closing Date until the fifth anniversary of the Closing Date (the “Earnout Period”). The following tranches of Earnout Shares were issued to Old Bowlero stockholders:
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
During the Earnout Period, if Bowlero experiences an Acceleration Event, which as detailed in the BCA includes a change of control, liquidation or dissolution of the Company, bankruptcy or the assignment for the benefit of creditors the appointment of a custodian, receiver or trustee for all or substantially all the assets or properties of the Company, then any Earnout Shares that have not been previously issued by Bowlero (whether or not previously earned) to the Bowlero stockholders or holders of Options or Earnout shares issued but not vested will be deemed earned and issued or vested by Bowlero as of immediately prior to the Acceleration Event, unless, in the case of an Acceleration Event, the value of the consideration to be received by the holders of Bowlero common stock in such change of control transaction is less than the applicable stock price thresholds described above. If the consideration received in such Acceleration Event is not solely cash, Bowlero’s Board of Directors will determine the treatment of the Earnout Shares.
As part of the Sponsor Support Agreement, the Sponsor and LionTree were issued 1,611,278 Earnout Shares which vest during the period from and after the Closing Date until the fifth anniversary of the Closing Date: (a) 805,639 Earnout Shares if the closing share price of Bowlero’s Class A common stock equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date and (b) 805,639 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period. As a result of the cashless exercise of their unvested private placement warrants, the Sponsor and LionTree were issued 475,440 additional Earnout Shares, which vest during the period from and after the Closing Date until the fifth anniversary of the Closing Date: (a) 237,721 Earnout Shares if the closing share price of Bowlero’s Class A common stock equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date and (b) 237,719 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period.
All but 129,336 Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.

(14) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of July 3, 2022 and June 27, 2021 are as follows:

	July 3, 2022	June 27, 2021
Carrying value	$876,705	$885,387
Fair value	841,637	887,102
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy in fiscal years 2022 and 2021.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of July 3, 2022 and June 27, 2021:

	July 3, 2022
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$210,952	$210,952
Contingent consideration	—	—	1,470	1,470
Total liabilities	$—	$—	$212,422	$212,422

	June 27, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swaps and caps	$—	$8,869	$—	$8,869
Total liabilities	$—	$8,869	$—	$8,869

The fair value of earn-out shares was established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulation as of July 3, 2022 were as follows:

Earnout
Expected term in years	4.45
Expected volatility	55%
Risk-free interest rate	2.87%
Stock price	$11.00
Dividend yield	—

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the year ended July 3, 2022:

	June 27, 2021	Issuances (a)	Settlements	Changes in fair value	July 3, 2022
Earnout liability	$—	$185,152	$—	$25,800	$210,952

_____________
a - In addition to the earnout liability resulting from the Business Combination, the issuances include $3,854 related to the 475,440 shares subject to earnout provisions that were issued upon the cashless exercise of unvested private placement warrants. Please refer to Note 13 - Earnouts for more details on the additional Earnout Shares.
Redeemable Common Stock - Old Bowlero
The redeemable common stock of Old Bowlero was not listed on an established public trading market, therefore, market prices were not available. The Company utilized an independent valuation specialist to assist with determining the fair market value of our redeemable common stock based upon our estimated enterprise value using the income approach, which includes the use of Level 3 inputs. As a result, the redeemable common stock was classified within Level 3 of the fair value hierarchy. Key assumptions used in estimating the fair value of Old Bowlero's redeemable common stock included projected revenue growth and costs and expenses, which were based on internal projections, historical performance, and the business environment, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. See Note 15 - Common Stock, Preferred Stock and Stockholders’ Equity, for further information.
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
(15) Common Stock, Preferred Stock and Stockholders’ Equity
The Company is authorized to issue three classes of stock to be designated, respectively, Class A common stock, Class B common stock (together with Class A common stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Corporation shall have authority to issue is 2,400,000,000, divided into the following:

Class A:

•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of July 3, 2022. As of June 27, 2021, Old Bowlero authorized 496,829,868 shares at a $.0001 par value per share, which is inclusive of redeemable Common Stock.

•Issued and Outstanding: 110,395,630 shares (inclusive of 3,209,972 shares contingent on certain stock price thresholds but excluding 3,430,667 shares held in treasury) as of July 3, 2022. As of June 27, 2021, Old Bowlero had 146,848,328 shares issued and outstanding, which is inclusive of redeemable Common Stock.

Class B:

•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of July 3, 2022. There were no Class B shares authorized as of June 27, 2021

•Issued and Outstanding: 55,911,203 shares as of July 3, 2022.

Preferred Stock:

•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of July 3, 2022. As of June 27, 2021, Old Bowlero had 4,968,299 shares authorized at a $0.0001 par value per share.

•Issued and Outstanding: 200,000 shares and 2,642,587 shares as of July 3, 2022 and June 27, 2021, respectively

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to conversion and voting. Shares of Class B common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock automatically upon transfer, or upon the earliest to occur of the 15th anniversary of the Closing Date, or terms associated with Thomas F. Shannon, which consists of his death or disability, ceasing to beneficially own at least 10% of the outstanding shares of Class A common stock and Class B common stock or his employment as our CEO for being terminated for cause. Holders of Class B common stock may convert their shares into shares of Class A common stock at any time at their option. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid out in shares. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
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
As of the Closing Date, we exchanged 51,397,025 shares of Old Bowlero Redeemable Common Stock for 51,397,025 shares of Class B Common stock of the Company. As of July 3, 2022, there was no Old Bowlero Redeemable Common Stock remaining.
Series A Preferred Stock - Old Bowlero
Old Bowlero had issued 2,642,587 shares of Old Bowlero Series A Preferred Stock (“Old Bowlero Preferred Stock”) which were outstanding as of June 27, 2021. There were no voting rights associated with the Old Bowlero Preferred Stock. Dividends accumulated on a daily basis commencing from the July 3, 2017 issue date. The dividend rate was 8% for the first 3 years. Effective November 15, 2019, the rate following the first three years was amended from 10% to 6%. The Old Bowlero Preferred Stock was redeemable at the option of Old Bowlero at any time on or after July 3, 2020. The Old Bowlero Preferred Stock was classified as temporary equity because the shares had certain redemption features that were not solely in the control of the reporting entity.
As of the Closing Date, we redeemed the Old Bowlero Preferred Stock with a cash payment of $145,298. As of July 3, 2022, there was no Old Bowlero Preferred Stock outstanding.
Series A Preferred Stock
As of July 3, 2022, the Company had issued and outstanding 200,000 shares of Preferred Stock. Holders of Preferred Stock have voting rights in certain matters that require vote or consent of holders representing a majority of the outstanding shares of the Preferred Stock. There are no other voting rights associated with the Preferred Stock as long as management holds over 50% of the equity voting power.
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of July 3, 2022, there have been no dividends declared or paid in cash. For the fiscal year ended July 3, 2022, accumulated dividends in the amount of $6,002 were added to the liquidation preference and deemed to be declared and paid in-kind. For the fiscal year ended July 3, 2022, dividends in the amount of $6,097 have accumulated on the Preferred Stock.
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
Shares and Warrant Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. Please refer to Note 12 - Warrants for more details on warrant repurchases under the program.
As of July 3, 2022, the remaining balance of the repurchase plan was $160,061. For the fiscal year ended July 3, 2022, 3,430,667 shares of Class A common stock have been repurchased for a total of $34,557.
(16) Stock Based Compensation
The Company has three stock plans: the 2017 Stock Incentive Plan (“2017 Plan”), the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.
2017 Stock Incentive Plan
The 2017 Plan was approved on September 29, 2017 and is a broad-based plan that provides for the grant of non-qualified stock options to our executives and certain other employees for up to a maximum of 16,316,506 shares (retroactively stated for application of the recapitalization). The 2017 Plan was subsequently amended on January 7, 2020 to 50,581,181 shares (retroactively stated for application of the recapitalization). As of the Closing Date, no additional options are available to be granted under the 2017 Plan. The 2017 Plan was administered by the Board of Directors, which approved grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Awards were generally granted based on the individual’s performance. Stock options granted under the 2017 Plan had a maximum contractual term of twelve years from the date of grant, an exercise price not less than the fair value of the stock on the grant date and generally vested over four years in equal quarterly installments for the time-based options and upon occurrence of a liquidity event for the performance-based options.
The Company recorded compensation cost for all performance-based and unvested time-based options of $24,516 and $138 respectively, due to the Business Combination on December 15, 2021, since the terms of these options were such that the options vested upon the occurrence of a liquidity event. The Business Combination was a liquidity event that triggered the vesting of these options. For the fiscal year ended June 27, 2021, we recorded compensation cost of $3,140 in selling, general and administrative expenses and $24 in cost of revenues within the consolidated statements of operations.
The aggregate intrinsic value, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount option holders realized (in the case of exercised options) or would realize if all in-the-money options had been exercised on the last business day of the period. The total intrinsic value of options exercised during the year ended July 3, 2022 was $70,576, and the total intrinsic value of options repurchased during the year ended July 3, 2022 was $4,362.
A summary of the 2017 Plan stock options outstanding at July 3, 2022 and June 27, 2021, and changes during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2020	49,789,060	$8.53	9.00	$—
Granted	68,513	3.25	11.00	—
Exercised - stock	—	—	—	—
Forfeited and cancelled	(526,093)	3.12	—	—
Outstanding at June 27, 2021	49,331,480	8.58	9.13	—
Exercised - stock	(10,436,555)	3.25	—	—
Repurchased - cash	(639,122)	—	—	—
Forfeited and cancelled	(17,962,453)	13.53	—	—
Outstanding at July 3, 2022	20,293,350	$7.16	9.48	$77,948
Vested as of July 3, 2022	20,293,350	$7.16	9.48	$77,948
Exercisable as of July 3, 2022	20,293,350	7.16	9.48	77,948
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

Options granted during the fiscal year ended June 27, 2021
Expected term in years	5.00
Interest rate	0.54%
Volatility	71.5%
Dividend yield	—
The expected volatility is based on historical volatilities of companies considered comparable to the Company. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding
2021 Stock Incentive Plan
The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other stock based awards granted under the 2021 Plan. Shares to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to an annual increase on the first day of each calendar year beginning January 1, 2022. As of July 3, 2022, the Company had 28,587,357 shares of common stock authorized under the 2021 plan. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.
During the year ended July 3, 2022, the Company recorded $3,323 in compensation cost recognized for 665,912 fully vested options and $14,228 in compensation cost for 1,422,813 shares for a share-based bonus.
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

Expected term in years	6.68
Interest rate	1.39%
Volatility	55.6%
Dividend yield	—
A summary of stock options outstanding under the 2021 Plan at July 3, 2022, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2021	—	$—	—	$—
Granted	9,415,912	13.72	10.00	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Repurchased or settled	—	—	—	—
Outstanding at July 3, 2022	9,415,912	$13.72	9.45	$2,416
Vested as of July 3, 2022	665,912	$10.00	9.45	$666
Exercisable as of July 3, 2022	665,912	10.00	9.45	666
The Company issued RSUs to employees and board members that vest based on service conditions (Service based RSUs). The Company measures the grant-date fair value based on the price of the Company's shares on the grant date. The following table presents a summary of RSUs subject to time-based service conditions and changes during the period then ended is presented below as of July 3, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2021	—	$—	—	$—
Granted	947,325	9.72	2.51	—
Vested	—	—	—	—
Forfeited	(29,700)	9.67	—	—
Outstanding at July 3, 2022	917,625	$9.72	2.14	$10,094
The Company issued earnout RSUs to employees that vest upon the achievement of market conditions with a 5-year expiration date (Earnout RSUs). The fair value of the earnout RSUs was determined based on a Monte-Carlo simulation method reflecting those market conditions, and the Company recognizes compensation expense evenly over the 5-year service period. The following table presents a summary of the earnout RSUs subject to market conditions and changes during the period then ended as of July 3, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2021	—	$—	—	$—
Granted	152,370	8.16	5.00	—
Vested	—	—	—	—
Forfeited	(23,034)	8.16	—	—
Outstanding at July 3, 2022	129,336	$8.16	4.45	$1,423
The Company issued RSUs to employees and board members that vest based upon the achievement of market and service conditions (market and service based RSUs). The fair value of those RSUs was determined using a Monte-Carlo simulation method reflecting those market conditions. The following table presents a summary those RSUs subject to market and service conditions, and changes during the period then ended as of July 3, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2021	—	$—	—	$—
Granted	266,775	6.64	2.79	—
Vested	—	—	—	—
Forfeited	(9,900)	6.64	—	—
Outstanding at July 3, 2022	256,875	$6.64	2.45	$2,826
As of July 3, 2022, the total compensation cost not yet recognized is as follows:

	Award Plan	Unrecognized Compensation Cost	Weighted Average Remaining Period of Recognition
Stock options	2021 Plan	$37,273	2.68
Service based RSUs	2021 Plan	7,211	2.14
Market and service based RSUs	2021 Plan	1,498	2.45
Earnout RSUs	2021 Plan	939	4.45
Total unrecognized compensation cost		$46,921	2.63

Share-based compensation recognized in the consolidated statement of operations for the fiscal year ended July 3, 2022 is as follows:

	Award Plan	Selling, general and administrative expenses	Cost of revenues	Total
Performance-based options	2017 Plan	$24,468	$48	$24,516
Time-based options	2017 Plan	916	36	952
Stock options	2021 Plan	8,505	—	8,505
Service based RSUs	2021 Plan	1,652	59	1,711
Market and service based RSUs	2021 Plan	194	14	208
Earnout RSUs	2021 Plan	116	—	116
Share-based bonus	—	14,228	—	14,228
Total share-based compensation expense		$50,079	$157	$50,236
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.
Employee Stock Purchase Plan
On December 14, 2021, the Board of Directors approved the ESPP, subject to stockholder approval. The ESPP became effective July 1, 2022, and purchase rights may be granted under the ESPP prior to stockholder approval, but no purchase rights may be exercised unless and until stockholder approval is obtained. The maximum number of shares of the Company’s Class A common stock available for sale under the ESPP shall not exceed an aggregate of 4,926,989 shares, subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the least of (i) 1% of the aggregate number of Shares outstanding on the final day of the immediately preceding calendar year, (ii) 1,753,487 Shares and (iii) such number of shares as is determined by the Board. If the aggregate funds available for purchase of the Shares would cause an issuance of Shares in excess of the Shares then available for issuance under the ESPP, the Committee will proportionately reduce the number of Shares that would otherwise be purchased by each participant to eliminate the excess. Under the ESPP, employees are offered the option to purchase discounted shares of Class A common stock during offering periods designated by the administrator. Each offering period will be one year commencing each January 1 and ending on December 31 with the exception of the initial offering period, which commenced on July 1, 2022 and will end on December 31, 2022. Shares are purchased on the applicable exercise dates, which is the last trading day of each purchase period. The Company uses the Black-Scholes option pricing model to determine the grant date fair values of ESPP awards.
(17) Net Loss Per Share
Net loss per share calculations for all periods prior to the Closing Date have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization. The computation of basic and diluted net loss per Class A and B common share is as follows:

	Fiscal Year Ended
	July 3, 2022			June 27, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(32,198)	$(7,969)	$(40,167)	$(134,476)	$—	$(134,476)

Denominator
Weighted-average shares outstanding	124,920,063	30,917,091	155,837,154	146,848,329	—	146,848,329

Net loss per share, basic and diluted	$(0.26)	$(0.26)	$(0.26)	$(0.92)	$—	$(0.92)

The impact of potentially dilutive RSUs, PSUs, stock options, earnouts, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected. We have evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2022 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2022, our disclosure controls and procedures were not effective because of the material weaknesses described below in Changes in Internal Control Over Financial Reporting.
Notwithstanding these material weaknesses, the Company has concluded that the consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with GAAP
Changes in Internal Control Over Financial Reporting
During the most recently completed quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted in this paragraph regarding material weaknesses. We did not design and maintain effective controls over certain financial reporting processes, including acquisition accounting, accounting for fixed assets, and certain financial reporting disclosures. Additionally, we did not design and maintain effective controls over system access controls to establish segregation of duties for those with roles and responsibilities for the general ledger. We continue to develop and implement a plan to remediate the material weaknesses described above, which will include additional training of existing staff, hiring additional staff with technical accounting skills and engaging third-party experts to assist in accounting for acquisitions and technical areas, as well as the development of more formal internal control processes and improving information technology controls over system access.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending July 2, 2023.
Attestation report of the registered public accounting firm
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Code of Conduct and Business Ethics
We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Business Ethics is posted on our Investor Relations website at https://ir.bowlerocorp.com/ on the Governance page of the website. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Part IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
See index to consolidated financial statements on page 39.
Financial Statement Schedules
Financial statement schedules have been omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”
Exhibits Required by Item 601 of SEC Regulation S-K

Exhibit No.	Description
2.1
Business Combination Agreement dated as of July 1, 2021, by and between Isos Acquisition Corporation and Bowlero Corp. (incorporated by reference to Exhibit 2.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).*

2.2
Amendment to Business Combination Agreement dated as of November 1, 2021, by and between Isos Acquisition Corporation and Bowlero Corp. (incorporated by reference to Exhibit 2.2 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on November 1, 2021).*

3.1
Amended and Restated Certificate of Incorporation of Bowlero Corp. (incorporated by reference to Exhibit 3.1 to Bowlero Corp’s registration statement on Form 8-A filed with the SEC on December 15, 2021). (File No. 001-40142).

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

4.3	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.4 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.4	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.5 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.5	Form of Lockup Agreement (incorporated by reference to Exhibit 10.6 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.6
Stockholders Agreement, by and among Isos Acquisition Corporation, A-B Parent, LLC, Cobalt Recreation LLC, Thomas F. Shannon and Atairos Group, Inc., dated as of July 1, 2021 (incorporated by reference to Exhibit 10.8 to the Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on July 22, 2021). (File No. 333-258080).

4.7+	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1
Letter Agreement, dated March 2, 2021, by and among Isos Acquisition Corporation its officers, directors, and Isos Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on March 5, 2021).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Bowlero Corp.’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
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

Exhibit No.	Description
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

16.1	Response Letter from Marcum, LLP (incorporated by reference to Exhibit 16.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
21.1+	Subsidiaries of Bowlero Corp.
23.1+	Consent of KPMG LLP.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
*Certain of the exhibits and schedules to this Exhibit 2.1 and 2.2 have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules to the SEC upon its request.
†Indicates management contract or compensatory plan.
+ Filed herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWLERO CORP.

Date:	September 15, 2022	By:	/s/ Thomas F. Shannon
		Name:	Thomas F. Shannon
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Shannon	Chairman, Chief Executive Officer and Director	September 15, 2022
Thomas F. Shannon	(Principal Executive Officer)

/s/ Brett I. Parker	President, Chief Financial Officer, Secretary, Treasurer and Director	September 15, 2022
Brett I. Parker	(Principal Financial Officer)

/s/ Jeffrey Kostelni	Chief Accounting Officer	September 15, 2022
Jeffrey Kostelni	(Principal Accounting Officer)

/s/ Michael J. Angelakis	Director	September 15, 2022
Michael J. Angelakis

/s/ George Barrios	Director	September 15, 2022
George Barrios

/s/ Robert J. Bass	Director	September 15, 2022
Robert J. Bass

/s/ Sandeep Mathrani	Director	September 15, 2022
Sandeep Mathrani

/s/ Rachael A. Wagner	Director	September 15, 2022
Rachael A. Wagner

/s/ Michelle Wilson	Director	September 15, 2022
Michelle Wilson

/s/ John A. Young	Director	September 15, 2022
John A. Young