Form 10-Q
period 2022-10-02
Bowlero Corp.
filed 2022-11-16
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 109,787,558 shares of Class A common stock, 55,911,203 shares of Class B common stock, and 200,000 shares of Series A preferred stock as of November 9, 2022.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
October 2, 2022 and July 3, 2022
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	October 2, 2022	July 3, 2022
Assets
Current assets:
Cash and cash equivalents	$110,361	$132,236
Marketable securities	2,935	—
Accounts and notes receivable, net of allowance for doubtful accounts of $527 and $504, respectively	5,431	5,227
Inventories, net	11,147	10,310
Prepaid expenses and other current assets	14,488	12,732
Assets held-for-sale	8,719	8,789
Total current assets	153,081	169,294

Property and equipment, net	577,260	534,721
Internal use software, net	12,393	11,423
Property and equipment under capital leases, net	261,618	262,703
Intangible assets, net	92,119	92,593
Goodwill	743,655	742,669
Other assets	39,342	41,022
Total assets	$1,879,468	$1,854,425

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$40,265	$38,217
Accrued expenses	61,732	62,854
Current maturities of long-term debt	5,834	4,966
Other current liabilities	13,906	13,123
Total current liabilities	121,737	119,160

Long-term debt, net	878,243	865,090
Long-term obligations under capital leases	398,223	397,603
Earnout liability	251,779	210,952
Other long-term liabilities	58,344	54,418
Deferred income tax liabilities	14,906	14,882
Total liabilities	1,723,232	1,662,105

Commitments and Contingencies (Note 10)

Temporary Equity
Series A preferred stock	206,002	206,002

Index to Notes

	October 2, 2022	July 3, 2022
Stockholders’ Deficit
Class A common stock	$11	$11
Class B common stock	6	6
Additional paid-in capital	338,294	335,015
Treasury stock, at cost	(40,019)	(34,557)
Accumulated deficit	(346,385)	(312,851)
Accumulated other comprehensive loss	(1,673)	(1,306)
Total stockholders’ deficit	(49,766)	(13,682)
Total liabilities, temporary equity and stockholders’ deficit	$1,879,468	$1,854,425
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
Three Months Ended October 2, 2022 and September 26, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	October 2, 2022	September 26, 2021
Revenues	$230,260	$180,978
Costs of revenues	165,202	126,868
Gross profit	65,058	54,110

Operating (income) expenses:
Selling, general and administrative expenses	32,494	21,415
Asset impairment	84	—
Gain on sale or disposal of assets	(155)	(30)
Other operating expense	1,362	477
Total operating expense	33,785	21,862

Operating profit	31,273	32,248

Other expenses:
Interest expense, net	23,570	22,928
Change in fair value of earnout liability	40,760	—
Other expense	48	—
Total other expense	64,378	22,928

(Loss) income before income tax expense (benefit)	(33,105)	9,320

Income tax expense (benefit)	429	(6,244)
Net (loss) income	(33,534)	15,564

Series A preferred stock dividends	(2,801)	(2,251)
Net (loss) income attributable to common stockholders	$(36,335)	$13,313

Net (loss) income per share attributable to Class A and B common stockholders
Basic	$(0.22)	$0.09
Diluted	$(0.22)	$0.09

Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic	162,854,597	146,848,328
Diluted	162,854,597	151,887,040

See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income
Three Months Ended October 2, 2022 and September 26, 2021
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 2, 2022	September 26, 2021
Net (loss) income	$(33,534)	$15,564
Other comprehensive (loss) income, net of income tax:
Unrealized loss on derivatives	—	(32)
Reclassification to earnings	—	2,202
Foreign currency translation adjustment	(367)	(164)
Other comprehensive (loss) income	(367)	2,006
Total comprehensive (loss) income	$(33,901)	$17,570
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit
Three Months Ended October 2, 2022 and September 26, 2021
(Amounts in thousands, except share amounts)
(Unaudited)

	Redeemable Class A common stock		Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 27, 2021	2,069,000	$464,827	106,378	$141,162	3,842,428	$1	—	$—	—	$—	$—	$(266,463)	$(9,404)	$(275,866)
Retroactive application of recapitalization	49,328,025	—	2,536,209	—	91,608,875	9	—	—	—	—	—	(9)	—	—
Balance, June 27, 2021 (retroactively stated for application of recapitalization)	51,397,025	$464,827	2,642,587	$141,162	95,451,303	$10	—	$—	—	$—	$—	$(266,472)	$(9,404)	$(275,866)
Net income	—	—	—	—	—	—	—	—	—	—	—	15,564	—	15,564
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(164)	(164)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,202	2,202
Accrued dividends on pre-merger Series A preferred stock	—	—	—	2,251	—	—	—	—	—	—	(2,251)	—	—	(2,251)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	14,995	—	—	—	—	—	—	—	—	(14,995)	—	—	(14,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	801	—	—	801
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	16,445	(16,445)	—	—
Balance, September 26, 2021	51,397,025	$479,822	2,642,587	$143,413	95,451,303	$10	—	$—	—	$—	$—	$(267,353)	$(7,398)	$(274,741)

Balance, July 3, 2022	—	$—	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(33,534)	—	(33,534)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Share-based compensation	—	—	—	—	50,317	—	—	—	—	—	3,279	—	—	3,279
Repurchase of Class A common stock into Treasury stock	—	—	—	—	(468,103)	—	—	—	468,103	(5,462)	—	—	—	(5,462)
Balance, October 2, 2022	—	$—	200,000	$206,002	109,977,844	$11	55,911,203	$6	3,898,770	$(40,019)	$338,294	$(346,385)	$(1,673)	$(49,766)
See accompanying notes to unaudited condensed consolidated financial statements..

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended October 2, 2022 and September 26, 2021
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 2, 2022	September 26, 2021
Operating activities
Net (loss) income	$(33,534)	$15,564
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment	84	—
Depreciation and amortization	26,267	22,841
Gain on sale or disposal of assets, net	(155)	(30)
Income from joint venture	(99)	(79)
Amortization of deferred financing costs	956	912
Amortization of deferred rent incentive	(567)	(442)
Non-cash interest expense on capital lease obligation	4,510	2,102
Amortization of deferred sale lease-back gain	(257)	(257)
Deferred income taxes	—	(7,634)
Share-based compensation	3,648	801
Distributions from joint venture	109	—
Change in fair value of earnout liability	40,760	—
Change in fair value of marketable securities	(89)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(205)	(2)
Inventories	(824)	(948)
Prepaids, other current assets and other assets	(915)	(3,021)
Accounts payable and accrued expenses	(3,947)	(3,020)
Other current liabilities	(1,125)	1,898
Other long-term liabilities	956	2,855
Net cash provided by operating activities	35,573	31,540

Investing activities
Purchases of property and equipment	(44,709)	(60,073)
Purchases of intangible assets	(17)	(1,289)
Proceeds from sale of intangibles	—	30
Purchase of marketable securities	(11,594)	—
Proceeds from sale of marketable securities	9,746	—
Acquisitions, net of cash acquired	(15,918)	(34,392)
Net cash used in investing activities	(62,492)	(95,724)

Index to Notes

	Three Months Ended
	October 2, 2022	September 26, 2021
Financing activities
Repurchase of treasury stock	$(7,558)	$—
Proceeds from long-term debt	15,350	—
Payment of long-term debt	(2,126)	(2,053)
Payments for tax withholdings on share-based awards	(499)	—
Construction allowance receipts	—	1,145
Net cash provided by (used in) financing activities	5,167	(908)

Effect of exchange rates on cash	(123)	61

Net decrease in cash and equivalents	(21,875)	(65,031)
Cash and cash equivalents at beginning of period	132,236	187,093
Cash and cash equivalents at end of period	$110,361	$122,062
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Index For Notes to Condensed Consolidated Financial Statements (Unaudited)

Index to Notes

Bowlero Corp.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1) Description of Business and Significant Accounting Policies
Bowlero Corp., a Delaware corporation, and its subsidiaries (referred to herein as , the “Company, “Bowlero”, “we,” “us” and “our”) are the world’s largest operator of bowling entertainment centers.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 3, 2022, included in our Annual Report on Form 10-K as filed with the SEC on September 15, 2022.
Reverse Recapitalization: On December 15, 2021, (the “Closing Date”), the Company consummated the previously announced Business Combination pursuant to the Business Combination Agreement (“BCA”) dated as of July 1, 2021, by and among Bowlero Corp. prior to the Closing Date (“Old Bowlero”) and Isos Acquisition Corporation (“Isos”).
Notwithstanding the legal form of the Business Combination pursuant to the BCA, the Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Isos was treated as the acquired company and Old Bowlero was treated as the acquirer for accounting and financial statement reporting purposes.
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
Use of Estimates:    The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheets, statement of operations and accompanying notes. Significant estimates made by management include, but are not limited to, cash flow projections; the fair value of assets and liabilities in acquisitions; derivatives with hedge accounting; share-based compensation; depreciation and impairment of long-lived assets; carrying amount and recoverability analyses of property and equipment, assets held for sale, goodwill and other intangible assets; valuation of deferred tax assets and liabilities and income tax uncertainties; and reserves for litigation, claims and self-insurance costs. Actual results could differ from those estimates.
Fair-value Estimates:    We have various financial instruments included in our financial statements. Financial instruments are carried in our financial statements at either cost or fair value. We estimate fair value of assets and liabilities using the following hierarchy using the highest level possible:
Level 1:     Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.

Index to Notes

Level 2:    Observable prices that are based on inputs not quoted on active markets, but are corroborated by market data.
Level 3:    Unobservable inputs are used when little or no market data is available.
Cash and Cash Equivalents:    The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $78,547 and $88,067 at October 2, 2022 and July 3, 2022, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $9,776 and $8,688 at October 2, 2022 and July 3, 2022, respectively.
Marketable Securities:  Our investments in marketable equity securities are measured at fair value with the related gains and losses, including unrealized, recognized in other expense.
Derivatives:    We are exposed to interest rate risk. To manage these risks, we entered into interest rate swap derivative transactions associated with a portion of our outstanding debt. The interest rate swaps were designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt. The Company's interest rate swaps expired on June 30, 2022.
The reclassifications from accumulated other comprehensive income (“AOCI”) into income during each reporting period were as follows:

	October 2, 2022	September 26, 2021
Interest expense reclassified from AOCI into net loss	$—	$2,202
The fair value of the swap and cap agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations. There are no income taxes related to the amounts recorded to AOCI due to tax credits and the full valuation allowance on deferred taxes.
Net (Loss) Income Per Share Attributable to Common Stockholders:    We compute net (loss) income per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. Since the Company has reported net loss for the current period, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for the current period presented. Dilutive securities include convertible preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 15 - Net (Loss) Income Per Share.
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

Index to Notes

Recently Issued Accounting Standards:   We reviewed the accounting pronouncements that became effective for our fiscal year 2023 and besides ASU No. 2016-02, Leases (“Topic 842”), we determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements.
As a result of ASU 2020-05, Topic 842 will be effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt Topic 842 as of July 4, 2022 within our Annual Report on Form 10-K for the fiscal year ending July 2, 2023. The Company intends to adopt the new standard using a modified retrospective transition approach and will apply the provisions at the effective date without adjusting the comparative periods. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before the effective date. The new standard provides a number of optional practice expedients in transition. The Company intends to elect the practical expedients to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, we do not intend to elect the practical expedient allowing the use of hindsight or the practical expedient related to land easements. The Company is still evaluating the practical expedients related to ongoing lease accounting. Although management continues to evaluate the impacts on the Company’s consolidated financial statements and disclosures, management currently estimates total assets and liabilities will increase approximately $500,000 to $600,000. This estimate may change as the Company’s implementation progresses, the Company’s lease portfolio changes, and if discount rates fluctuate prior to adoption. The Company estimates that this standard will result in a material impact to our balance sheet primarily from the recognition of operating lease right of use assets and liabilities. We do not believe the adoption of this standard will have a material impact on our statement of operations or cash flows.
(2) Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended
	October 2, 2022	% of revenues	September 26, 2021	% of revenues
Major revenue categories:
Bowling	$115,327	50.1%	$92,610	51.2%
Food and beverage	79,023	34.3%	60,245	33.3%
Amusement	30,809	13.4%	23,711	13.1%
Media	5,101	2.2%	4,412	2.4%
Total revenues	$230,260	100.0%	$180,978	100.0%
(3) Business Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions, which can be either business combinations or asset purchases, that strategically fit within the Company’s existing portfolio of centers as a key part of the Company’s overall growth strategy in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs.
2023 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the three months ended October 2, 2022, the Company had two acquisitions in which we acquired three bowling entertainment centers for a total consideration of $15,918. The Company is still in the process of finalizing its valuation analysis. The remaining fair value estimates include working capital, intangibles, property and equipment, and capital lease assets and liabilities. For business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. Acquisitions that were considered preliminary at July 3, 2022 were finalized with immaterial adjustments.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$14
Property and equipment	14,055
Capital lease asset	1,860
Identifiable intangible assets	1,020
Goodwill	1,326
Total assets acquired	18,275

Current liabilities	(497)
Capital lease liability	(1,860)
Total liabilities assumed	(2,357)
Total fair value, net of cash acquired of $16	$15,918

Components of consideration transferred
Cash	$15,218
Holdback	700
Total consideration transferred	$15,918
Transaction expenses included in “other operating expense” in the condensed consolidated statement of operations for the period ended October 2, 2022	$149
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended October 2, 2022:

Balance as of July 3, 2022	$742,669
Goodwill resulting from acquisitions during the first quarter	1,326
Adjustments to preliminary fair values for prior year acquisitions	(340)
Balance as of October 2, 2022	$743,655

Index to Notes

Intangible Assets:

	October 2, 2022			July 3, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$9,900	$(8,758)	$1,142	$9,900	$(8,593)	$1,307
Other acquisition trade names	1,880	(784)	1,096	1,761	(651)	1,110
Customer relationships	21,862	(15,002)	6,860	21,112	(13,989)	7,123
Management contracts	1,800	(1,515)	285	1,800	(1,443)	357
Non-compete agreements	2,601	(1,173)	1,428	2,450	(1,067)	1,383
PBA member, sponsor & media relationships	1,400	(544)	856	1,400	(504)	896
Other intangible assets	921	(185)	736	921	(133)	788
	40,364	(27,961)	12,403	39,344	(26,380)	12,964
Indefinite-lived intangible assets:
Liquor licenses	9,716	—	9,716	9,629	—	9,629
PBA trade name	3,100	—	3,100	3,100	—	3,100
Bowlero trade name	66,900	—	66,900	66,900	—	66,900
	79,716	—	79,716	79,629	—	79,629
	$120,080	$(27,961)	$92,119	$118,973	$(26,380)	$92,593
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended
	October 2, 2022	September 26, 2021
Amortization expense	$1,582	$1,432
(5) Property and Equipment
As of October 2, 2022 and July 3, 2022, property and equipment consists of:

	October 2, 2022	July 3, 2022
Land	$78,992	$77,006
Buildings and improvements	79,999	69,219
Leasehold improvements	357,118	349,534
Equipment, furniture, and fixtures	409,071	375,780
Construction in progress	24,507	15,638
	949,687	887,177
Accumulated depreciation	(372,427)	(352,456)
Property and equipment, net of accumulated depreciation	$577,260	$534,721
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended
	October 2, 2022	September 26, 2021
Depreciation expense	$20,339	$16,892
Assets held for sale:
Total assets held for sale at October 2, 2022 and July 3, 2022 were $8,719 and $8,789, respectively. Assets held for sale are valued at the lower of its carrying value or its fair value less the costs to sell.

Index to Notes

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
Operating Leases: We recorded accrued rent of $26,511 and $26,417 within other current liabilities and other long-term liabilities on the condensed consolidated balance sheets as of October 2, 2022 and July 3, 2022, respectively.
Capital Leases: We had $50,369 and $47,298 in accumulated amortization on property and equipment under capital leases as of October 2, 2022 and July 3, 2022, respectively
The following tables summarize the Company’s costs for operating and capital leases:

	Three Months Ended
	October 2, 2022	September 26, 2021
Operating Leases
Rent expense	$14,790	$15,284

Capital Leases
Interest expense	$10,361	$9,520
Amortization expense	3,095	3,236
Total capital lease cost	$13,456	$12,756
(7) Accrued Expenses
As of October 2, 2022 and July 3, 2022, accrued expenses consist of:

	October 2, 2022	July 3, 2022
Customer deposits	$16,272	$10,728
Taxes and licenses	10,843	11,568
Compensation	10,559	15,746
Insurance	5,368	5,229
Utilities	4,956	4,185
Deferred revenue	4,347	6,384
Deferred rent	2,888	3,252
Professional fees	2,541	3,062
Interest	514	498
Other	3,444	2,202
Total accrued expenses	$61,732	$62,854

Index to Notes

(8) Debt
The following table summarizes the Company’s debt structure as of October 2, 2022 and July 3, 2022:

	October 2, 2022	July 3, 2022
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bearing variable rate interest; 6.62% and 5.17% at October 2, 2022 and July 3, 2022, respectively)	$788,218	$790,271
Revolver (Maturing April 4, 2024 and bearing variable rate interest; 5.63% and 4.13% at October 2, 2022 and July 3, 2022, respectively)	86,434	86,434
Other Equipment Loan (Maturing August 19, 2029 and bearing a fixed interest rate; 6.24%)	15,277	—
	889,929	876,705
Less:
Unamortized financing costs	(5,852)	(6,649)
Current portion of unamortized financing costs	3,284	3,245
Current maturities of long-term debt	(9,118)	(8,211)
Total long-term debt	$878,243	$865,090
First Lien Credit Facility Term Loan: The First Lien Credit Facility Term Loan is repaid on a quarterly basis on the last business day of the last month of each calendar quarter in principal payments of $2,053.
Obligations owed under the First Lien Credit Facility Term Loan bear interest at a rate per annum equal to the applicable LIBOR rate, subject to a floor of 1.00%, plus an applicable margin of 3.50%. Interest on term loans under the First Lien Credit Facility bearing interest based upon the Base Rate will be due quarterly, and interest on loans bearing interest based upon the LIBOR rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.
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
Pursuant to the Sixth Amendment, the revolving credit facility under the First Lien Credit Agreement was refinanced and replaced by a $140,000 senior secured revolving credit facility (“Revolver”), which has a maturity date of the earlier of December 15, 2026 or the date that is 90 days prior to the scheduled maturity date of any term loans outstanding under the First Lien Credit Facility Term Loan in an aggregate principal amount exceeding $175,000. Since the First Lien Credit Agreement matures on July 3, 2024, the maturity date for the Revolver is currently April 4, 2024. Interest on borrowings under the Revolver is initially based on either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Alternate Base Rate, as further described in the First Lien Credit Agreement.
In addition, on December 17, 2021, Bowlero entered into a Seventh Amendment (“Seventh Amendment”) to the First Lien Credit Agreement pursuant to which the total revolving commitments under the Revolver were increased by $25,000 to an aggregate amount of $165,000. No changes, other than increasing the aggregate principal amount of revolving commitments thereunder, were made to the terms of the Revolver in connection with the Seventh Amendment.
The Revolver is subject to, among other provisions, covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, cross-default with other agreements relating to indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of Bowlero. In addition, the Revolver is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if the Revolver is at least 35% utilized (subject to certain exclusions) at the end of such fiscal quarter.
The Revolver is also subject to customary events of defaults. Payment of borrowings under the Revolver may be accelerated if there is an event of default, and Bowlero would no longer be permitted to borrow additional funds under the Revolver while a default or event of default were outstanding. No changes were made to the terms of the term loan under the First Lien Credit Agreement in connection with the Sixth Amendment or the Seventh Amendment.

Index to Notes

Letters of Credit:    Outstanding standby letters of credit as of October 2, 2022 and July 3, 2022 totaled $9,136, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of October 2, 2022.
(9) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the three months ended October 2, 2022 was (1.3)%, which differs from the US federal statutory rate of 21% primarily due to certain non-deductible expenses, changes in the valuation allowance, and state and local taxes. The Company’s effective tax rate for the three months ended September 26, 2021 was (67.0)% and differs from the US federal statutory rate of 21% due to changes in the valuation allowance, state and local taxes, and the release of a portion of the valuation allowance resulting from the acquisition of Bowl America.
(10) Commitments and Contingencies
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
There is currently a group of approximately 76 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”) between 2016 and 2019, generally relating to claims of age discrimination. To date, the EEOC issued determinations of probable cause as to thirteen of the charges, which the Company contests and intends to defend vigorously. The EEOC has also alleged a pattern or practice of age discrimination, which resulted in a determination of probable cause and, on August 22, 2022, the EEOC submitted a proposal for the Company to participate in the conciliation process. The EEOC’s proposal includes a demand for monetary and non-monetary remedies. The Company contests such determination and intends to defend vigorously. The Company cannot estimate the possible range of loss, if any, associated with these EEOC matters.
(11) Earnouts
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

Index to Notes

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
All but 123,254 Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
(12) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of October 2, 2022 and July 3, 2022 are as follows:

	October 2, 2022	July 3, 2022
Carrying value	$889,929	$876,705
Fair value	859,558	841,637
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three months ended October 2, 2022 and the fiscal year ended July 3, 2022.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of October 2, 2022 and July 3, 2022:

	October 2, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities	$2,935	$—	$—	$2,935
Total assets	$2,935	$—	$—	$2,935
Earnout shares	$—	$—	$251,779	$251,779
Contingent consideration	—	—	1,610	1,610
Total liabilities	$—	$—	$253,389	$253,389

	July 3, 2022
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$210,952	$210,952
Contingent consideration	—	—	1,470	1,470
Total liabilities	$—	$—	$212,422	$212,422

Index to Notes

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of October 2, 2022 were as follows:

Earnout
Expected term in years	4.2
Expected volatility	60%
Risk-free interest rate	4.14%
Stock price	$12.31
Dividend yield	—

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the year ended October 2, 2022:

	July 3, 2022	Issuances	Settlements	Changes in fair value	October 2, 2022
Earnout liability	$210,952	$67	$—	$40,760	$251,779
Items Measured at Fair Value on a Non-Recurring Basis
The Company’s significant assets measured at fair value on a non-recurring basis subsequent to their initial recognition include assets held for sale. We utilize third party brokers for an estimate of value to record the assets held for sale at their fair value less costs to sell. These inputs are classified as Level 2 fair value measurements.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.
(13) Common Stock, Preferred Stock and Stockholders’ Equity
The Company is authorized to issue three classes of stock to be designated, respectively, Class A common stock, Class B common stock (together with Class A common stock, the “Common Stock”) and Series A preferred stock (the “Preferred Stock”). The total number of shares of capital stock which the Company shall have authority to issue is 2,400,000,000, divided into the following:
Class A:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of October 2, 2022 and July 3, 2022.
•Issued and Outstanding: 109,977,844 shares (inclusive of 3,204,188 shares contingent on certain stock price thresholds but excluding 3,898,770 shares held in treasury) as of October 2, 2022 and 110,395,630 shares (inclusive of 3,209,972 shares contingent on certain stock price thresholds but excluding 3,430,667 shares held in treasury) as of July 3, 2022.
Class B:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of October 2, 2022 and July 3, 2022.
•Issued and Outstanding: 55,911,203 shares as of October 2, 2022 and July 3, 2022.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of October 2, 2022 and July 3, 2022.
•Issued and Outstanding: 200,000 shares as of October 2, 2022 and July 3, 2022.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date.

Index to Notes

Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of October 2, 2022, there have been no dividends declared or paid in cash. For the period ended October 2, 2022, no accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind. For the period ended October 2, 2022, dividends in the amount of $2,801 were accumulated on the Preferred Stock.
Shares and Warrant Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. Treasury stock purchases are stated at cost and presented as a reduction of equity on the condensed consolidated balance sheets. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
As of October 2, 2022, the remaining balance of the repurchase plan was $154,599. For the quarter ended October 2, 2022, 468,103 shares of Class A common stock were repurchased for a total of $5,462, for an average purchase price per share of $11.67.
(14) Share-Based Compensation
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
As of October 2, 2022 and July 3, 2022, the total compensation cost not yet recognized is as follows:

	Award Plan	October 2, 2022	July 3, 2022
Stock options	2021 Plan	$34,915	$37,273
Service based RSUs	2021 Plan	6,074	7,211
Market and service based RSUs	2021 Plan	1,321	1,498
Earnout RSUs	2021 Plan	845	939
ESPP		116	—
Total unrecognized compensation cost		$43,271	$46,921
Share-based compensation recognized in the consolidated statement of operations for the three months ended October 2, 2022 and September 26, 2021 is as follows:

		Three Months Ended
	Award Plan	October 2, 2022	September 26, 2021
Time-based options	2017 Plan	$—	$801
Stock options	2021 Plan	2,358	—
Service based RSUs	2021 Plan	982	—
Market and service based RSUs	2021 Plan	141	—
Earnout RSUs	2021 Plan	45	—
ESPP		122	—
Total share-based compensation expense		$3,648	$801
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.
(15) Net (Loss) Income Per Share
Net (loss) income per share calculations for all periods prior to the Closing Date have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization.

Index to Notes

The computation of basic and diluted net (loss) income per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	October 2, 2022			September 26, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(23,860)	$(12,475)	$(36,335)	$13,313	$—	$13,313

Denominator
Weighted-average shares outstanding	106,943,394	55,911,203	162,854,597	146,848,328	—	146,848,328

Net loss (income) per share, basic	$(0.22)	$(0.22)	$(0.22)	$0.09	$—	$0.09

	Three Months Ended
	October 2, 2022			September 26, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to stockholders	$(23,860)	$(12,475)	$(36,335)	$13,313	$—	$13,313

Denominator
Weighted-average shares outstanding	106,943,394	55,911,203	162,854,597	146,848,328	—	146,848,328
Impact of incremental shares	*	*	*	5,038,712	—	5,038,712
Total	106,943,394	55,911,203	162,854,597	151,887,040	—	151,887,040

Net (loss) income per share, diluted	$(0.22)	$(0.22)	$(0.22)	$0.09	$—	$0.09
*The impact of 25,124,943 potentially dilutive convertible preferred stock, service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Index to Notes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Bowlero Corp.’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on September 15, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 15, 2022. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
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
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

Index to Notes

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
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of new centers and acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). For the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022, the Company’s total revenue (inclusive of acquisitions and new centers) increased by 27% and the Company’s total revenue on a same-store basis increased by 20%.
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in both periods presented, such as recently acquired centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. We continue to see positive momentum for future demand and we have recovered to better than pre-pandemic performance. While we generated a strong financial performance prior to the COVID-19 pandemic and during the previous five quarters, the impact of the COVID-19 pandemic, various COVID-19 virus variants, the governmental actions imposed in response to the pandemic, and the resulting consequences on our consumer’s risk tolerance toward health and safety matters remains uncertain.
Recent Developments
Bowlero’s results for the quarter ended October 2, 2022 exhibited continued strong revenue growth after the significant disruption caused by the COVID-19 pandemic, the strength of our business model, the increase in confidence of our customers and the resilience in the bowling market. Additionally, the further improvements in our quarterly results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the quarter ended October 2, 2022:
•We made two acquisitions in which we acquired three bowling entertainment centers during the quarter ended October 2, 2022, adding a total of 30 net new centers since the start of fiscal 2022, that we believe will aid the Company in several key geographic markets and aid in leveraging our fixed costs. We have signed five agreements to acquire six additional centers as of October 2, 2022, which are expected to close in fiscal year 2023.
•We signed two agreements for build-outs during the quarter ended October 2, 2022 and have a total of five signed agreements for build-outs in prime markets.
We continue to address the impacts of the COVID-19 pandemic, including the governmental actions imposed in response to it. The rise of other variants of COVID-19 and public health officials’ response to potential resurgences in the virus could impact our future operations. Although we believe our recent results, actions and goals exhibit our strength in

Index to Notes

the bowling market and our position for the future growth, we may incur future unplanned expenses related to training, hiring and retaining associates, and navigating the disruption in the food and beverage supply chains, whether due to the lingering effects of the COVID-19 pandemic or otherwise. For more details, see the risk factors included under “Risk Factors — Risks Related to Bowlero’s Business and Industry” in our previously filed Annual Report on Form 10-K for the fiscal year ended July 3, 2022.
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
Presentation of Results of Operations
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Results of Operations
Three Months Ended October 2, 2022 Compared to the Three Months Ended September 26, 2021
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	October 2, 2022	%(1)	September 26, 2021	%(1)	Change	% Change
Revenues	$230,260	100.0%	$180,978	100.0%	$49,282	27.2%
Costs of revenues	165,202	71.7%	126,868	70.1%	38,334	30.2%
Gross profit	65,058	28.3%	54,110	29.9%	10,948	20.2%

Operating (income) expenses:
Selling, general and administrative expenses	32,494	14.1%	21,415	11.8%	11,079	51.7%
Asset impairment	84	—%	—	—%	84
Gain on sale or disposal of assets	(155)	(0.1)%	(30)	—%	(125)	416.7%
Other operating expense	1,362	0.6%	477	0.3%	885	185.5%
Total operating expense	33,785	14.7%	21,862	12.1%	11,923	54.5%
Operating profit	31,273	13.6%	32,248	17.8%	(975)	(3.0)%
Other expenses:
Interest expense, net	23,570	10.2%	22,928	12.7%	642	2.8%
Change in fair value of earnout liability	40,760	17.7%	—	—%	40,760
Other expense	48	—%	—	—%	48
Total other expense	64,378	28.0%	22,928	12.7%	41,450	180.8%
(Loss) income before income tax expense (benefit)	(33,105)	(14.4)%	9,320	5.1%	(42,425)	(455.2)%
Income tax expense (benefit)	429	0.2%	(6,244)	(3.5)%	6,673	(106.9)%
Net (loss) income	$(33,534)	(14.6)%	$15,564	8.6%	(49,098)	(315.5)%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.

Index to Notes

Revenues: For the quarter ended October 2, 2022, revenues totaled $230,260 and represented an increase of $49,282, or 27%, over the same period of last fiscal year. The overall increase in revenues is due to our ability to execute our growth strategy and business model with the impact of 26 new centers and continued organic growth with event revenue, our broader and enhanced range of offerings, as well as the impact of positive market conditions. The following table summarizes the increase in the Company’s revenue on a same-store-basis for the quarter ended October 2, 2022 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	October 2, 2022	September 26, 2021	Change	% Change
Center revenues on a same-store basis	$208,409	$173,775	$34,634	19.9%
Revenues for media, new and closed centers	21,851	7,203	14,648	203.4%
Total revenues	$230,260	$180,978	$49,282	27.2%
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the quarter ended October 2, 2022 reflects, among other factors, continued favorable demand for our products and services.
Cost of Revenues:    The Company’s cost of revenues includes costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent and property taxes, as well as more variable costs that include labor, food and beverage costs, prize funds, supplies, production expenses and amusement costs. The increase in cost of revenues of $38,334, or 30%, is mainly due to the increase in revenues, as well as higher costs due to inflation. Increases in costs include higher costs with labor, utilities, food and beverage, as well as increases in depreciation, insurance and other operational costs such as security and supplies. Labor costs during the prior year were lower because of a lack of staffing during the reopening after the pandemic. Depreciation costs increased because of added depreciation from acquisitions of businesses, asset acquisitions and capital expenditures. Cost of revenues as a percent of revenues increased from 70% during the first quarter of fiscal 2022 to almost 72% during the first quarter of fiscal 2023, mainly due to the certain costs, including labor, food, insurance and security costs, increasing at a faster rate than revenues because of a range of factors, such as supply chain issues, inflationary pressures and heightened level of security at a number of our centers. The Company has recently increased prices in an effort to address the impact of higher costs and to improve margins.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses include employee related costs with payroll and benefits, as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $11,079 or 52% to $32,494, mainly due to the increase in revenues and operating activities as compared to the same period last fiscal year, including increases of $4,690 in compensation and benefits, $2,863 in share-based compensation, $1,030 in insurance, $725 in professional fees and $246 in depreciation. The increase in compensation costs mainly reflects rebuilding staff after the interruption caused by the pandemic, increases in pay rates and higher staffing to support the increase in business and as a public reporting company. The increase in share-based compensation costs reflects new equity awards to key members of management as an incentive to motivate and retain associates. The increases in insurance and professional fees include higher costs associated with the growth in our business, costs associated with being a public reporting company and higher costs due to inflation. Total SG&A expenses as a percent of net sales for the first quarter of fiscal 2023 was approximately 14% as compared to 12% during the corresponding period last fiscal year. The increase in SG&A costs as a percentage of revenues is mainly due to the certain costs, including compensation-related costs and insurance, increasing at a faster rate than revenues.
Other operating expense:    Other operating expenses include various cost, including professional fees related to transactions, such as acquisitions of centers. The increase in other operating expenses is mainly due to an increase in the volume of transactions as compared to the same period of last fiscal year.
Interest expense, net:    Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $642, or 3%, to $23,570. The higher interest expense is primarily the result of higher interest rates and our increased debt and capital lease obligations during fiscal 2023.
Change in fair value of earnouts: Changes in the fair value of the earnout liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the earnout liability is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during the quarter ended October 2, 2022 is mainly due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter.

Index to Notes

Income Taxes:    Income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (1.3)% for the quarter ended October 2, 2022 was primarily attributed to state income tax expense and certain non-deductible expenses offset in part by changes in the valuation allowance. The effective tax rate of (67.0)% for the quarter ended September 26, 2021 was due to changes in the valuation allowance and the release of a portion of the valuation allowance resulting from the acquisition of Bowl America offset in part by state and local income taxes.
Non-GAAP measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. Additionally, we believe trailing twelve month Adjusted EBITDA provides the current run-rate for trending purposes, rather than annualizing the respective quarters, as the Company’s business is seasonal, with the second and third fiscal quarters being higher than the first and last quarters. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange (Gain) Loss, Asset Disposition (Gain) Loss, Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing twelve month Adjusted EBITDA do not reflect:
•every expenditure, future requirements for capital expenditures or contractual commitments;
•changes in our working capital needs;
•the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;
•income tax expense (benefit), and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
•non-cash equity compensation, which will remain a key element of our overall equity based compensation package; and
•the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

Index to Notes

The following graph details the Company’s trailing twelve month revenues, net (loss) income, and Adjusted EBITDA on a quarterly basis over the previous quarters. Adjusted EBITDA represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange (Gain) Loss, Asset Disposition (Gain) Loss, Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual non-recurring gains or losses and Changes in the value of earnouts and warrants.

Trailing Twelve Month Revenues, Net Loss & Adjusted EBITDA and Quarterly Revenues, Net Income (Loss), & Adjusted EBITDA (in thousands)
Revenues
$1,000,000
$950,000
$900,000
$850,000
$800,000
$750,000
$700,000
$650,000
$600,000
$550,000
$500,000
$450,000
$400,000
$350,000
$300,000
$250,000
$200,000
$150,000
$100,000
$50,000
$—
Net income (loss) and Adjusted EBITDA
$400,000
$350,000
$300,000
$250,000
$200,000
$150,000
$100,000
$50,000
$0
$(50,000)
$(100,000)
$(150,000)
September 26, 2021
December 26, 2021
March 27, 2022
July 3, 2022
October 2, 2022
Twelve month and quarterly period ended
Trailing twelve month Revenues
Quarterly Revenues
Trailing twelve month Net loss
Trailing twelve month Adjusted EBITDA
Quarterly Net income (loss)
Quarterly Adjusted EBITDA

Index to Notes

The following table details trailing twelve month revenues, net (loss) income, and Adjusted EBITDA on a quarterly basis, as well as quarterly revenues and net (loss) income and a non-GAAP reconciliation of quarterly Adjusted EBITDA to net (loss) income, the closest applicable GAAP financial measures.

(in thousands)	December 27, 2020	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022	July 3, 2022	October 2, 2022
Consolidated
Revenues	$73,988	$112,212	$159,103	$180,978	$205,190	$257,820	$267,717	$230,260

Net (loss) income	$(49,137)	$(23,091)	$(13,461)	$15,564	$(34,454)	$(17,987)	$6,943	$(33,534)
Adjustments:
Interest expense	22,253	22,303	23,128	22,928	23,880	22,293	25,359	23,570
Income tax expense (benefit)	106	103	(1,368)	(6,244)	362	(207)	5,399	429
Depreciation, amortization and impairment charges	22,538	22,990	23,872	22,841	25,660	29,986	30,018	26,351
Share-based compensation	696	826	793	801	42,555	3,020	3,860	3,648
Closed center EBITDA (1)	904	806	1,750	420	398	611	51	379
Foreign currency exchange (gain) loss	(195)	104	(99)	35	86	(90)	(26)	(71)
Asset disposition (gain) loss	(142)	64	31	(30)	(123)	(1,601)	(2,355)	(155)
Transactional and other advisory costs (2)	731	1,852	6,644	2,829	29,149	4,757	1,405	2,226
Charges attributed to new initiatives (3)	116	136	147	141	65	43	113	45
Extraordinary unusual non-recurring (gains) losses (4)	(1,647)	1,294	859	(441)	1,662	929	2,981	1,661
Changes in the value of earnouts and warrants (5)	—	—	—	—	(22,472)	66,617	8,644	40,760
Adjusted EBITDA	$(3,777)	$27,387	$42,296	$58,844	$66,768	$108,371	$82,392	$65,309
Trailing twelve month Net loss				$(70,125)	$(55,442)	$(50,338)	$(29,934)	$(79,032)
Trailing twelve month Adjusted EBITDA				124,750	195,295	276,279	316,375	322,840
Trailing twelve month Revenues				526,281	657,483	803,091	911,705	960,987
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

Index to Notes

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
(5)The adjustment for changes in the value of earnouts and warrants is to remove of the impact of the revaluation of the earnouts. As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The adjustment also includes realized costs associated with the settlement of warrants during past reporting periods.
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
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new centers and upgrading and converting existing centers. We believe our financial position, generation of cash, available cash on hand, existing credit facility, and potential access to additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to the impact of COVID-19 on our business, our degree of leverage, and potential borrowing restrictions imposed by our lenders. See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended July 3, 2022 for further information.
At October 2, 2022, we had approximately $110,361 of available cash and cash equivalents.
Quarter Ended October 2, 2022 Compared To the Quarter Ended September 26, 2021
The following compares the primary categories of the consolidated statements of cash flows for the period ended October 2, 2022 and September 26, 2021:

	Three Months Ended		$ Change	% Change
(in thousands)	October 2, 2022	September 26, 2021
Net cash provided by operating activities	$35,573	$31,540	$4,033	12.8%
Net cash used in investing activities	(62,492)	(95,724)	33,232	(34.7)%
Net cash provided by (used in) financing activities	5,167	(908)	6,075	(669.1)%
Effect of exchange rate changes on cash	(123)	61	(184)	(301.6)%
Net change in cash and cash equivalents	$(21,875)	$(65,031)	$43,156	(66.4)%
During the quarter ended October 2, 2022, net cash provided from operations totaled $35,573, as compared to $31,540 during the same period of the prior fiscal year. The increase in cash provided by operating activities reflects continued higher revenues and profitability. We benefited during the quarter ended October 2, 2022 from continued strong consumer demand and revenues from recently acquired centers.
Investing activities utilized $62,492, reflecting our acquisitions of businesses and capital expenditures, as well as center conversions and related capital expenditures. The higher level of cash used in investing activities during the comparable period of last fiscal year mainly reflects the acquisition of Bowl America, which had a larger purchase price as compared to the bowling centers acquired during the current period. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.

Index to Notes

Financing activities generated $5,167 in fiscal 2022 reflecting proceeds from long-term debt of $15,350, partially offset by $7,558 for the repurchase of treasury stock, $2,126 for scheduled long-term debt payments and $499 in payments for tax withholdings on share-based awards.
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
Off-Balance Sheet Arrangements
As of October 2, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Estimates
The preparation of our financial statements are in conformity with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2022 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended October 2, 2022.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the quarter ended October 2, 2022 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of Business and Significant Accounting Policies of the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of Isos’ IPO (March 5, 2026), (b) in which we have total annual gross revenue of at least $1,235,000 or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700,000 as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which

Index to Notes

we have issued more than $1,000,000 in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $8,800 over a twelve month period on our outstanding debt.
Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments. We are exposed to credit losses in the event of non-performance by counter parties to our financial instruments. We place cash and temporary investments with various high-quality financial institutions. Although we do not obtain collateral or other security to secure these obligations, we periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
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
Item 4. Controls and Procedures
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
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of

Index to Notes

future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected. We have evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2022 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2022, our disclosure controls and procedures were not effective because of the material weaknesses described below in Changes in Internal Control Over Financial Reporting.
Notwithstanding these material weaknesses, the Company has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
During the most recently completed quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted in this paragraph regarding material weaknesses. We did not design and maintain effective controls over certain financial reporting processes, including acquisition accounting, accounting for fixed assets, and certain financial reporting disclosures. Additionally, we did not design and maintain effective controls over system access controls to establish segregation of duties for those with roles and responsibilities for the general ledger. We continue to develop and implement a plan to remediate the material weaknesses described above, which will include additional training of existing staff, hiring additional staff with technical accounting skills and engaging third-party experts to assist in accounting for fixed assets, acquisitions and technical areas, as well as the development of more formal internal control processes and improving information technology controls over system access.
Part II
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

Index to Notes

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in Item 1A of the Annual Report the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
The following table provides information regarding purchases of our securities made by us for the quarter ended October 2, 2022.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 4, 2022 to August 7, 2022	267,577	$10.90	267,577	$157,145
August 8, 2022 to September 4, 2022	—	—	—	157,145
September 5, 2022 to October 2, 2022	200,526	12.70	200,526	154,599
Total	468,103	$11.67	468,103
Item 6. Exhibits

Exhibit No.	Description
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
+ Filed herewith.

Index to Notes

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWLERO CORP.

Date:	November 16, 2022	By:	/s/ Brett I. Parker
		Name:	Brett I. Parker
		Title:	Chief Financial Officer
(Principal Financial Officer)