Form 10-Q
period 2023-01-01
Bowlero Corp.
filed 2023-02-15
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 109,725,694 shares of Class A common stock, 55,911,203 shares of Class B common stock, and 200,000 shares of Series A preferred stock as of February 8, 2023.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
January 1, 2023 and July 3, 2022
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	January 1, 2023	July 3, 2022
Assets
Current assets:
Cash and cash equivalents	$79,446	$132,236
Restricted cash	10,363	—
Marketable securities	12,125	—
Accounts and notes receivable, net of allowance for doubtful accounts of $609 and $504, respectively	8,807	5,227
Inventories, net	11,407	10,310
Prepaid expenses and other current assets	14,206	12,732
Assets held-for-sale	2,552	8,789
Total current assets	138,906	169,294

Property and equipment, net	652,847	534,721
Internal use software, net	14,901	11,423
Property and equipment under capital leases, net	254,583	262,703
Intangible assets, net	92,795	92,593
Goodwill	748,594	742,669
Other assets	38,643	41,022
Total assets	$1,941,269	$1,854,425

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,590	$38,217
Accrued expenses	76,612	62,854
Current maturities of long-term debt	5,821	4,966
Other current liabilities	11,995	13,123
Total current liabilities	139,018	119,160

Long-term debt, net	876,856	865,090
Long-term obligations under capital leases	394,836	397,603
Earnout liability	282,557	210,952
Other long-term liabilities	79,354	54,418
Deferred income tax liabilities	15,213	14,882
Total liabilities	1,787,834	1,662,105

Commitments and Contingencies (Note 10)

Temporary Equity
Series A preferred stock	211,667	206,002

Index to Notes

	January 1, 2023	July 3, 2022
Stockholders’ Deficit
Class A common stock	$11	$11
Class B common stock	6	6
Additional paid-in capital	336,261	335,015
Treasury stock, at cost	(47,968)	(34,557)
Accumulated deficit	(344,950)	(312,851)
Accumulated other comprehensive loss	(1,592)	(1,306)
Total stockholders’ deficit	(58,232)	(13,682)
Total liabilities, temporary equity and stockholders’ deficit	$1,941,269	$1,854,425
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
For the Periods Ended January 1, 2023 and December 26, 2021
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Revenues	$273,385	$205,190	$503,645	$386,168
Costs of revenues	179,706	141,383	344,908	268,251
Gross profit	93,679	63,807	158,737	117,917

Operating (income) expenses:
Selling, general and administrative expenses	34,452	93,283	66,946	114,698
Asset impairment	—	—	84	—
Gain on sale of assets	(1,823)	(124)	(1,978)	(154)
Other operating expense	614	3,332	1,976	3,809
Total operating expense	33,243	96,491	67,028	118,353

Operating profit (loss)	60,436	(32,684)	91,709	(436)

Other expenses:
Interest expense, net	27,379	23,880	50,949	46,808
Change in fair value of earnout liability	30,776	(22,542)	71,536	(22,542)
Change in fair value of warrant liability	—	70	—	70
Other income	(678)	—	(630)	—
Total other expense	57,477	1,408	121,855	24,336

Income (loss) before income tax expense (benefit)	2,959	(34,092)	(30,146)	(24,772)

Income tax expense (benefit)	1,524	362	1,953	(5,882)
Net income (loss)	1,435	(34,454)	(32,099)	(18,890)

Series A preferred stock dividends	(2,802)	(2,221)	(5,603)	(4,472)
Net loss attributable to common stockholders	$(1,367)	$(36,675)	$(37,702)	$(23,362)

Net loss per share attributable to Class A and B common stockholders
Basic & Diluted	$(0.01)	$(0.25)	$(0.23)	$(0.16)

Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic & Diluted	162,478,147	148,754,908	162,665,041	147,801,618
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Periods Ended January 1, 2023 and December 26, 2021
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net income (loss)	$1,435	$(34,454)	$(32,099)	$(18,890)
Other comprehensive income (loss), net of income tax:
Unrealized loss on derivatives	—	(10)	—	(42)
Reclassification to earnings	—	2,203	—	4,405
Foreign currency translation adjustment	81	(208)	(286)	(372)
Other comprehensive income (loss)	81	1,985	(286)	3,991
Total comprehensive income (loss)	$1,516	$(32,469)	$(32,385)	$(14,899)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit
For the Periods Ended January 1, 2023 and December 26, 2021
(Amounts in thousands, except share amounts)
(Unaudited)

	Redeemable Class A common stock		Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 27, 2021	2,069,000	$464,827	106,378	$141,162	3,842,428	$1	—	$—	—	$—	$—	$(266,463)	$(9,404)	$(275,866)
Retroactive application of recapitalization	49,328,025	—	2,536,209	—	91,608,875	9	—	—	—	—	—	(9)	—	—
Balance, June 27, 2021 (retroactively stated for application of recapitalization)	51,397,025	$464,827	2,642,587	$141,162	95,451,303	$10	—	$—	—	$—	$—	$(266,472)	$(9,404)	$(275,866)
Net income	—	—	—	—	—	—	—	—	—	—	—	15,564	—	15,564
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(164)	(164)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,202	2,202
Accrued dividends on pre-merger Series A preferred stock	—	—	—	2,251	—	—	—	—	—	—	(2,251)	—	—	(2,251)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	14,995	—	—	—	—	—	—	—	—	(14,995)	—	—	(14,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	801	—	—	801
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	16,445	(16,445)	—	—
Balance, September 26, 2021	51,397,025	$479,822	2,642,587	$143,413	95,451,303	$10	—	$—	—	$—	$—	$(267,353)	$(7,398)	$(274,741)
Net loss	—	—	—	—	—	—	—	—			—	(34,454)	—	(34,454)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—			—	—	(208)	(208)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—			—	—	(10)	(10)
Reclassification to earnings	—	—	—	—	—	—	—	—			—	—	2,203	2,203
Accrued dividends on pre-merger Series A preferred stock	—	—	—	1,885	—	—	—	—			(1,885)	—	—	(1,885)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	23,869	—	—	—	—	—	—			(23,869)	—	—	(23,869)
Merger induced stock based compensation	—	—	—	—	2,529,360	—	5,839,993	1			42,555	—	—	42,556
Issuance of common stock and preferred stock in connection with Merger Capitalization, net of Bowlero equity issuance costs and fair value of liability-classified warrants and earnout			95,000	95,000	42,185,233	4	1,074,185				120,805	—	—	120,809
Settlement of pre-merger Series A preferred stock	—	—	(2,642,587)	(145,298)	—	—	—	—			—	—	—	—
Conversion of Class A common stock of Old Bowlero to Series A preferred stock	—	—	105,000	105,000	(10,499,900)	(1)	—	—			(104,999)	—	—	(105,000)
Consideration to existing shareholders of Old Bowlero	—	—	—	—	(22,599,800)	(2)	—	—			(225,998)	—	—	(226,000)
Consideration paid to Old Bowlero optionholders	—	—	—	—	—	—	—	—			(15,467)	—	—	(15,467)
Exchange of redeemable Class A common stock of Old Bowlero for Class B common stock	(51,397,025)	(503,691)	—	—	—	—	51,397,025	5			503,686	—	—	503,691
Balance, December 26, 2021	—	$—	200,000	$200,000	107,066,196	$11	58,311,203	$6	—	$—	$294,828	$(301,807)	$(5,413)	$(12,375)

Index to Notes

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net loss	—	—	—	—	—	—	—	—	—	(33,534)	—	(33,534)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Share-based compensation	—	—	50,317	—	—	—	—	—	3,279	—	—	3,279
Repurchase of Class A common stock into Treasury stock	—	—	(468,103)	—	—	—	468,103	(5,462)	—	—	—	(5,462)
Balance, October 2, 2022	200,000	$206,002	109,977,844	$11	55,911,203	$6	3,898,770	$(40,019)	$338,294	$(346,385)	$(1,673)	$(49,766)
Net income	—	—	—	—	—	—	—	—	—	1,435	—	1,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	81	81
Share-based compensation	—	—	377,927	—	—	—	—	—	3,632	—	—	3,632
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(629,677)	—	—	—	629,677	(7,949)	—	—	—	(7,949)
Balance, January 1, 2023	200,000	$211,667	109,726,094	$11	55,911,203	$6	4,528,447	$(47,968)	$336,261	$(344,950)	$(1,592)	$(58,232)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
Six Months Ended January 1, 2023 and December 26, 2021
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	January 1, 2023	December 26, 2021
Operating activities
Net loss	$(32,099)	$(18,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	84	—
Depreciation and amortization	55,570	48,501
Gain on sale of assets, net	(1,978)	(154)
Income from joint venture	(200)	(158)
Loss on refinance of debt	—	953
Amortization of deferred financing costs	1,856	1,833
Amortization of deferred rent incentive	(204)	75
Non-cash interest expense on capital lease obligation	5,360	3,343
Amortization of deferred sale lease-back gain	(514)	(513)
Deferred income taxes	178	(6,587)
Share-based compensation	7,684	43,356
Distributions from joint venture	213	220
Change in fair value of earnout liability	71,536	(22,542)
Change in fair value of warrant liability	—	70
Change in fair value of marketable securities	(755)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(3,018)	(26)
Inventories	(976)	(2,050)
Prepaids, other current assets and other assets	(688)	(5,404)
Accounts payable and accrued expenses	12,385	9,926
Other current liabilities	127	2,605
Other long-term liabilities	1,318	4,727
Net cash provided by operating activities	115,879	59,285

Investing activities
Purchases of property and equipment	(78,111)	(111,523)
Purchases of intangible assets	(22)	(2,587)
Proceeds from sale of property and equipment	6,518	16
Proceeds from sale of intangibles	126	—
Purchase of marketable securities	(44,855)	—
Proceeds from sale of marketable securities	32,921	—
Acquisitions, net of cash acquired	(79,582)	(46,754)
Net cash used in investing activities	(163,005)	(160,848)

Index to Notes

	Six Months Ended
	January 1, 2023	December 26, 2021
Financing activities
Repurchase of treasury stock	$(16,355)	$—
Repurchase of Series A preferred stock - Old Bowlero	—	(145,298)
Proceeds from issuance of Series A preferred stock	—	95,000
Proceeds from issuance of Class A common stock to Isos investors	—	94,413
Proceeds from share issuance	590	—
Transaction costs related to Merger recapitalization	—	(20,670)
Proceeds from PIPE Investment	—	150,604
Proceeds from Forward Investment	—	100,000
Payment to existing shareholders of Old Bowlero	—	(226,000)
Payments for tax withholdings on share-based awards	(1,491)	—
Consideration paid to existing option holders of Old Bowlero	—	(15,467)
Settlement of contingent consideration	1,000	—
Payment of long-term debt	(4,399)	(4,105)
Payment of First Lien Credit Facility Revolver	—	(39,853)
Proceeds from long-term debt	15,418	—
Payment of Incremental Liquidity Facility	—	(45,000)
Proceeds from New Revolver	—	86,434
Proceeds from sale-leaseback financing	10,363	—
Payment of deferred financing costs	—	(977)
Construction allowance receipts	—	1,132
Net cash provided by financing activities	5,126	30,213

Effect of exchange rates on cash	(427)	(84)

Net decrease in cash, cash equivalents and restricted cash	(42,427)	(71,434)
Cash, cash equivalents and restricted cash at beginning of period	132,236	187,093
Cash, cash equivalents and restricted cash at end of period	$89,809	$115,659
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Index For Notes to Condensed Consolidated Financial Statements (Unaudited)

Index to Notes

Bowlero Corp.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1) Description of Business and Significant Accounting Policies
Bowlero Corp., a Delaware corporation, and its subsidiaries (referred to herein as the “Company”, “Bowlero”, “we,” “us” and “our”) are the world’s largest operator of bowling entertainment centers.
The Company operates bowling entertainment centers under different brand names. Our AMF branded centers are traditional bowling centers and the Bowlero branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded centers are more upscale and some Bowlero branded centers are more traditional. All of our centers, regardless of branding, are managed in a fully integrated and consistent basis since all of our centers are in the same business of operating bowling entertainment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2022.
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
Cash, Cash Equivalents and Restricted Cash:    The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $6,758 and $88,067 at January 1, 2023 and July 3, 2022, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $15,132 and $8,688 at January 1, 2023 and July 3, 2022, respectively. The Company considers sales proceeds from a sale lease back transaction held by an intermediary in a qualified account as restricted cash, as part of like-kind exchange under U.S. tax law.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows:

	January 1, 2023	July 3, 2022
Cash and cash equivalents	$79,446	$132,236
Restricted cash	10,363	—
Total cash, cash equivalents and restricted cash	$89,809	$132,236
Marketable Securities:  Our investments in marketable equity securities are measured at fair value with the related gains and losses recognized in other income. The unrealized gains recognized on equity securities held at January 1, 2023 for the periods ended January 1, 2023 were as follows:

	Three Months Ended	Six Months Ended
	January 1, 2023	January 1, 2023
Unrealized gain	$680	$625
Derivatives:    We are exposed to interest rate risk. To manage these risks, we entered into interest rate swap derivative transactions associated with a portion of our outstanding debt. The interest rate swaps were designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt. The Company's interest rate swaps expired on June 30, 2022.
The reclassifications from accumulated other comprehensive income (“AOCI”) into income during each reporting period were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Interest expense reclassified from AOCI into net loss	$—	$2,203	$—	$4,405
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

Index to Notes

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
(2) Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended				Six Months Ended
	January 1, 2023	% of revenues	December 26, 2021	% of revenues	January 1, 2023	% of revenues	December 26, 2021	% of revenues
Major revenue categories:
Bowling	$131,426	48.1%	$103,532	50.5%	$246,753	49.0%	$196,142	50.8%
Food and beverage	100,657	36.8%	72,774	35.5%	179,680	35.7%	133,019	34.4%
Amusement	36,748	13.4%	26,474	12.9%	67,557	13.4%	50,186	13.0%
Media	4,554	1.7%	2,410	1.1%	9,655	1.9%	6,821	1.8%
Total revenues	$273,385	100.0%	$205,190	100.0%	$503,645	100.0%	$386,168	100.0%
(3) Business Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions of bowling entertainment centers, which can be either business combinations or asset purchases, that strategically fit within the Company’s existing portfolio of centers as a key part of the Company’s overall growth strategy in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs.
2023 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition

Index to Notes

date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the six months ended January 1, 2023, the Company had nine business acquisitions in which we acquired eleven bowling entertainment centers for a total consideration of $79,582. The Company is still in the process of finalizing the acquisition date fair values. The remaining fair value estimates include working capital, intangibles, property and equipment, and capital lease assets and liabilities. For business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. Fair values for acquisitions that were considered preliminary at July 3, 2022 were finalized with immaterial adjustments.
The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$122
Property and equipment	69,212
Capital lease asset	1,860
Identifiable intangible assets	3,630
Goodwill	6,265
Other assets	1,160
Total assets acquired	82,249

Current liabilities	(807)
Long-term obligations under capital leases	(1,860)
Total liabilities assumed	(2,667)
Total fair value, net of cash acquired of $56	$79,582

Components of consideration transferred
Cash	$76,877
Holdback	2,705
Total consideration transferred	$79,582
Transaction expenses included in “other operating expense” in the condensed consolidated statement of operations for the period ended January 1, 2023	$458
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended January 1, 2023:

Balance as of July 3, 2022	$742,669
Goodwill resulting from acquisitions during fiscal year 2023	6,265
Adjustments to preliminary fair values for prior year acquisitions	(340)
Balance as of January 1, 2023	$748,594

Index to Notes

Intangible Assets:

	January 1, 2023			July 3, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$9,900	$(8,923)	$977	$9,900	$(8,593)	$1,307
Other acquisition trade names	2,490	(973)	1,517	1,761	(651)	1,110
Customer relationships	23,022	(16,213)	6,809	21,112	(13,989)	7,123
Management contracts	1,800	(1,587)	213	1,800	(1,443)	357
Non-compete agreements	2,951	(1,297)	1,654	2,450	(1,067)	1,383
PBA member, sponsor & media relationships	1,400	(572)	828	1,400	(504)	896
Other intangible assets	921	(239)	682	921	(133)	788
	42,484	(29,804)	12,680	39,344	(26,380)	12,964
Indefinite-lived intangible assets:
Liquor licenses	10,115	—	10,115	9,629	—	9,629
PBA trade name	3,100	—	3,100	3,100	—	3,100
Bowlero trade name	66,900	—	66,900	66,900	—	66,900
	80,115	—	80,115	79,629	—	79,629
	$122,599	$(29,804)	$92,795	$118,973	$(26,380)	$92,593
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Amortization expense	$1,862	$3,325	$3,444	$4,757
(5) Property and Equipment
As of January 1, 2023 and July 3, 2022, property and equipment consists of:

	January 1, 2023	July 3, 2022
Land	$91,152	$77,006
Buildings and improvements	117,526	69,219
Leasehold improvements	363,150	349,534
Equipment, furniture, and fixtures	435,005	375,780
Construction in progress	39,628	15,638
	1,046,461	887,177
Accumulated depreciation	(393,614)	(352,456)
Property and equipment, net of accumulated depreciation	$652,847	$534,721
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Depreciation expense	$21,925	$18,054	$42,264	$34,947
Assets held for sale:
Total assets held for sale at January 1, 2023 and July 3, 2022 were $2,552 and $8,789, respectively. Assets held for sale are valued at the lower of its carrying value or its fair value less the costs to sell.

Index to Notes

(6) Leases
The Company leases various assets under non-cancellable operating and capital leases. These assets include bowling entertainment centers, office space, vehicles, and equipment.
Most of our leases contain payments for some or all of the following: base rent, contingent rent, common area maintenance, insurance, real-estate taxes, and other operating expenses. Rental payments are subject to escalation depending on future changes in designated indices or based on pre-determined amounts agreed upon at lease inception.
Operating Leases: We recorded accrued rent of $26,967 and $26,417 within other current liabilities and other long-term liabilities on the condensed consolidated balance sheets as of January 1, 2023 and July 3, 2022, respectively.
Capital Leases: We had $53,449 and $47,298 in accumulated amortization on property and equipment under capital leases as of January 1, 2023 and July 3, 2022, respectively
The following tables summarize the Company’s costs for operating and capital leases:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Operating Leases
Rent expense	$16,436	$16,654	$31,226	$31,939

Capital Leases
Interest expense	$10,480	$9,484	$20,841	$18,825
Amortization expense	3,142	3,081	6,237	6,369
Total capital lease cost	$13,622	$12,565	$27,078	$25,194
(7) Accrued Expenses
As of January 1, 2023 and July 3, 2022, accrued expenses consist of:

	January 1, 2023	July 3, 2022
Customer deposits	$22,576	$10,728
Taxes and licenses	11,471	11,568
Compensation	14,230	15,746
Insurance	5,915	5,229
Utilities	4,243	4,185
Deferred revenue	6,949	6,384
Deferred rent	2,831	3,252
Professional fees	1,891	3,062
Interest	605	498
Other	5,901	2,202
Total accrued expenses	$76,612	$62,854

Index to Notes

(8) Debt
The following table summarizes the Company’s debt structure as of January 1, 2023 and July 3, 2022:

	January 1, 2023	July 3, 2022
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bearing variable rate interest; 7.89% and 5.17% at January 1, 2023 and July 3, 2022, respectively)	$786,166	$790,271
Revolver (Maturing April 4, 2024 and bearing variable rate interest; 6.92% and 4.13% at January 1, 2023 and July 3, 2022, respectively)	86,434	86,434
Other Equipment Loans	15,123	—
	887,723	876,705
Less:
Unamortized financing costs	(5,046)	(6,649)
Current portion of unamortized financing costs	3,323	3,245
Current maturities of long-term debt	(9,144)	(8,211)
Total long-term debt	$876,856	$865,090
See Note 17 - Subsequent Events for further information concerning the amendment of the First Lien Credit Agreement.
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

Index to Notes

Letters of Credit:    Outstanding standby letters of credit as of January 1, 2023 and July 3, 2022 totaled $10,386, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loans: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%.The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment. Other equipment loans entered into by the Company were immaterial.
Covenant Compliance: The Company was in compliance with all debt covenants as of January 1, 2023.
(9) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the six months ended January 1, 2023 was 6.5%, which differs from the US federal statutory rate of 21% primarily due to certain non-deductible expenses, changes in the valuation allowance, and state and local taxes. The Company’s effective tax rate for the six months ended December 26, 2021 was 23.7% tax benefit and differs from the US federal statutory rate of 21% due to changes in the valuation allowance, state and local taxes, and the release of a portion of the valuation allowance resulting from the acquisition of Bowl America.
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
There is currently a group of approximately 73 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”) between 2016 and 2019, generally relating to claims of age discrimination. To date, the EEOC issued determinations of probable cause as to 55 of the charges, which the Company contests and intends to defend vigorously. The EEOC has also alleged a pattern or practice of age discrimination, which resulted in a determination of probable cause and, on August 22, 2022, the EEOC submitted a proposal for the Company to participate in the conciliation process. The EEOC’s proposal includes a demand for monetary and non-monetary remedies. The Company contests such determination and intends to defend vigorously. The Company cannot estimate the possible range of loss, if any, associated with these EEOC matters.
(11) Earnouts
Old Bowlero’s stockholders and option holders received additional shares of Bowlero common stock (the “Earnout Shares”). Earnout Shares vest during the period from and after the Closing Date until the fifth anniversary of the Closing Date (the “Earnout Period”). The following tranches of Earnout Shares were issued to Old Bowlero stockholders:
(a)10,375,000 Earnout Shares, if the closing share price of Bowlero’s Class A common stock, par value $0.0001 per share (Class A common stock) equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date during the Earnout Period and
(b)10,375,000 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period during the Earnout Period.
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

Index to Notes

As part of the Sponsor Support Agreement, Isos and LionTree were issued 1,611,278 Earnout Shares which vest during the period from and after the Closing Date during the Earnout Period: (a) 805,639 Earnout Shares if the closing share price of Bowlero’s Class A common stock equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date during the Earnout Period and (b) 805,639 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period during the Earnout Period. As a result of the cashless exercise of their unvested private placement warrants, the Sponsor and LionTree were issued 475,440 additional Earnout Shares, which vest during the period from and after the Closing Date during the Earnout Period: (a) 237,721 Earnout Shares if the closing share price of Bowlero’s Class A common stock equals or exceeds $15.00 per share for any 10 trading days within any consecutive 20-trading day period that occurs after the Closing Date during the Earnout Period and (b) 237,719 Earnout Shares, if the closing share price of Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading day period during the Earnout Period.
All but 123,142 Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
(12) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of January 1, 2023 and July 3, 2022 are as follows:

	January 1, 2023	July 3, 2022
Carrying value	$887,723	$876,705
Fair value	887,075	841,637
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the six months ended January 1, 2023 and the fiscal year ended July 3, 2022.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of January 1, 2023 and July 3, 2022:

	January 1, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities	$12,125	$—	$—	$12,125
Total assets	$12,125	$—	$—	$12,125
Earnout shares	$—	$—	$282,557	$282,557
Total liabilities	$—	$—	$282,557	$282,557

	July 3, 2022
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$210,952	$210,952
Contingent consideration	—	—	1,470	1,470
Total liabilities	$—	$—	$212,422	$212,422

Index to Notes

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of January 1, 2023 were as follows:

Earnout
Expected term in years	3.96
Expected volatility	60%
Risk-free interest rate	4.11%
Stock price	$13.48
Dividend yield	—

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three and six months ended January 1, 2023 and December 26, 2021:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Balance as of beginning of period	$251,779	$—	$210,952	$—
Issuances	2	181,113	69	181,113
Changes in fair value	30,776	(22,542)	71,536	(22,542)
Balance as of end of period	$282,557	$158,571	$282,557	$158,571
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of January 1, 2023 and July 3, 2022.
•Issued and Outstanding: 109,726,094 shares (inclusive of 3,204,082 shares contingent on certain stock price thresholds but excluding 4,528,447 shares held in treasury) as of January 1, 2023 and 110,395,630 shares (inclusive of 3,209,972 shares contingent on certain stock price thresholds but excluding 3,430,667 shares held in treasury) as of July 3, 2022.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of January 1, 2023 and July 3, 2022.
•Issued and Outstanding: 55,911,203 shares as of January 1, 2023 and July 3, 2022.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of January 1, 2023 and July 3, 2022.
•Issued and Outstanding: 200,000 shares as of January 1, 2023 and July 3, 2022.

Index to Notes

Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of January 1, 2023, there have been no dividends declared or paid in cash. For the period ended January 1, 2023, accumulated dividends in the amount of $5,665 were added to the liquidation preference and deemed to be declared and paid in-kind.
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
As of January 1, 2023, the remaining balance of the repurchase plan was $146,650. For the six months ended January 1, 2023, 1,097,780 shares of Class A common stock were repurchased for a total of $13,411, for an average purchase price per share of $12.22.
(14) Share-Based Compensation
The Company has three stock plans: the 2017 Stock Incentive Plan (“2017 Plan”), the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.
As of January 1, 2023 and July 3, 2022, the total compensation cost not yet recognized is as follows:

	Award Plan	January 1, 2023	July 3, 2022
Stock options	2021 Plan	$32,533	$37,273
Service based RSUs	2021 Plan	5,540	7,211
Market and service based RSUs	2021 Plan	1,165	1,498
Earnout RSUs	2021 Plan	801	939
Total unrecognized compensation cost		$40,039	$46,921

Index to Notes

Share-based compensation recognized in the consolidated statements of operations for the periods ended January 1, 2023 and December 26, 2021 is as follows:

		Three Months Ended		Six Months Ended
	Award Plan	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Performance-based options	2017 Plan	$—	$24,516	$—	$24,516
Time-based options	2017 Plan	—	151	—	952
Stock options	2021 Plan	2,383	3,608	4,741	3,608
Service based RSUs	2021 Plan	1,345	45	2,326	45
Market and service based RSUs	2021 Plan	148	—	289	—
Earnout RSUs	2021 Plan	50	7	95	7
Share-based bonus		—	14,228	—	14,228
ESPP		110	—	233	—
Total share-based compensation expense		$4,036	$42,555	$7,684	$43,356
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(15) Net Loss Per Share
Net loss per share calculations for all periods prior to the Closing Date have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization. The computation of basic and diluted net loss per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	January 1, 2023			December 26, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(897)	$(470)	$(1,367)	$(34,937)	$(1,738)	$(36,675)

Denominator
Weighted-average shares outstanding	106,566,944	55,911,203	162,478,147	141,706,301	7,048,607	148,754,908

Net loss per share, basic & diluted	$(0.01)	$(0.01)	$(0.01)	$(0.25)	$(0.25)	$(0.25)

Anti-dilutive shares excluded from diluted calculation*			26,362,340			20,678,849

	Six Months Ended
	January 1, 2023			December 26, 2021
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(24,743)	$(12,959)	$(37,702)	$(22,805)	$(557)	$(23,362)

Denominator
Weighted-average shares outstanding	106,753,838	55,911,203	162,665,041	144,277,315	3,524,303	147,801,618

Net loss per share, basic & diluted	$(0.23)	$(0.23)	$(0.23)	$(0.16)	$(0.16)	$(0.16)

Anti-dilutive shares excluded from diluted calculation*			25,696,874			20,678,849

The total weighted average shares outstanding for the periods ended December 26, 2021 are considerably lower than the total shares outstanding as of December 26, 2021, due to the Business Combination that was consummated on December 15, 2021.

*The impact of potentially dilutive convertible preferred stock, service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Index to Notes

(16) Supplemental Cash Flow Information

	January 1, 2023	December 26, 2021
Cash paid during the period for:
Interest	$44,210	$41,055
Income taxes, net of refunds	4,205	885
Noncash investing and financing transactions:
Assets obtained in build to suit arrangement	13,601	—
Capital expenditures in accounts payable	13,563	7,116
Capital lease assets obtained in exchange for capital lease liabilities	—	4,970
Modifications of capital lease assets and liabilities	3,922	(2,609)
Change in fair value of interest rate swap	—	4,405
Issuance of warrants in Business Combination	—	22,426
Issuance of earnout obligation in Business Combination	—	181,113
Unsettled trade receivable, net	(413)	—
(17) Subsequent Events
On February 8, 2023, the Company entered into an Eighth Amendment (“Eighth Amendment”) to the First Lien Credit Agreement pursuant to which the total principal amount under the First Lien Credit Facility Term Loan was increased to $900,000 from $812,850, and the maturity date was extended to February 8, 2028. In addition, the total revolving commitments under the Revolver were increased to $200,000 from $165,000, and extended the maturity date to December 15, 2026. Proceeds were used to refinance the existing term loan under the First Lien Credit Agreement, to repay all amounts outstanding under the Revolver, and for general corporate purposes. Interest on borrowings under the First Lien Credit Agreement and Revolver is based on either SOFR or the Alternate Base Rate, as further described in the Eighth Amendment. The First Lien Credit Agreement and Revolver are subject to, among other provisions, covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of Bowlero.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Bowlero Corp.’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K fiscal year ended July 3, 2022 as filed with the Securities and Exchange Commission (“SEC”) on September 15, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2022. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
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

Index to Notes

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
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of new centers and acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size

Index to Notes

and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). For the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022, the Company’s total revenue (inclusive of acquisitions and new centers) increased by 33% and the Company’s total revenue on a same-store basis increased by 27%.
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in both periods presented, such as recently acquired centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. We continue to see positive momentum for future demand and we have recovered to better than pre-pandemic performance. While we generated a strong financial performance prior to the COVID-19 pandemic and during the previous six quarters, the impact of the COVID-19 pandemic, various COVID-19 virus variants, the governmental actions imposed in response to the pandemic, and the resulting consequences on our consumer’s risk tolerance toward health and safety matters remains uncertain.
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
Recent Developments
Bowlero’s results for the three and six months ended January 1, 2023 exhibited continued strong revenue growth. This growth has been bolstered by technology driven performance enhancements, the strength of our business model, the increase in confidence of our customers and the resilience in the bowling market. Additionally, the further improvements in our quarterly results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the six months ended January 1, 2023:
•We made nine acquisitions in which we acquired eleven bowling entertainment centers, adding a total of 38 net new centers since the start of fiscal 2022, which we believe will aid the Company in several key geographic markets and aid in leveraging our fixed costs. We have a strong pipeline of potential acquisitions we continue to actively evaluate.
•We signed two agreements for build-outs of new bowling entertainment centers and have a total of five signed agreements for build-outs of new bowling entertainment centers in prime markets.
•On February 8, 2023, the Company entered into an Eighth Amendment to the First Lien Credit Agreement pursuant to which the total principal amount under the First Lien Credit Facility Term Loan was increased to $900,000 from $812,850, and the maturity date was extended to February 8, 2028. In addition, the total revolving commitments under the Revolver were increased to $200,000 from $165,000, and extended the maturity date to December 15, 2026. Proceeds were used to refinance the existing term loan under the First Lien Credit Agreement, to repay all amounts outstanding under the Revolver, and for general corporate purposes.
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
Trends
There are a number of factors that could materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor, raw materials and other food and beverage costs. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include

Index to Notes

various projects, including closure of centers not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
Presentation of Results of Operations
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Results of Operations
Three Months Ended January 1, 2023 Compared to the Three Months Ended December 26, 2021
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	January 1, 2023	%(1)	December 26, 2021	%(1)	Change	% Change
Revenues	$273,385	100.0%	$205,190	100.0%	$68,195	33.2%
Costs of revenues	179,706	65.7%	141,383	68.9%	38,323	27.1%
Gross profit	93,679	34.3%	63,807	31.1%	29,872	46.8%
Operating (income) expenses:
Selling, general and administrative expenses	34,452	12.6%	93,283	45.5%	(58,831)	(63.1)%
Gain on sale of assets	(1,823)	(0.7)%	(124)	(0.1)%	1,699	1370.2%
Other operating expense	614	0.2%	3,332	1.6%	(2,718)	(81.6)%
Total operating expense	33,243	12.2%	96,491	47.0%	(63,248)	(65.5)%
Operating profit (loss)	60,436	22.1%	(32,684)	(15.9)%	93,120	284.9%
Other expenses:
Interest expense, net	27,379	10.0%	23,880	11.6%	3,499	14.7%
Change in fair value of earnout liability	30,776	11.3%	(22,542)	(11.0)%	53,318	236.5%
Change in fair value of warrant liability	—		70	—%	(70)	(100.0)%
Other income	(678)	(0.2)%	—	—%	678
Total other expense	57,477	21.0%	1,408	0.7%	56,069	3982.2%
Income (loss) before income tax expense	2,959	1.1%	(34,092)	(16.6)%	37,051	108.7%
Income tax expense	1,524	0.6%	362	0.2%	1,162	321.0%
Net income (loss)	$1,435	0.5%	$(34,454)	(16.8)%	35,889	104.2%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
Revenues: For the quarter ended January 1, 2023, revenues totaled $273,385 and represented an increase of $68,195, or 33%, over the same period of last fiscal year because of organic growth and increases in revenue due to higher center count. The overall increase in revenues is due to our ability to execute our growth strategy and business model with the impact of 15 new centers compared to the same period last year and continued revenue growth in our existing centers, resulting from an increase in event revenue, league revenue, broader and enhanced range of offerings, as well as the impact of positive market conditions and price increases. The following table summarizes the increase in our revenues on a same-store-basis for the quarter ended January 1, 2023 as compared to the corresponding period last fiscal year:

Index to Notes

	Three Months Ended
(in thousands)	January 1, 2023	December 26, 2021	Change	% Change
Center revenues on a same-store basis	$253,752	$199,332	$54,420	27.3%
Revenues for media, new and closed centers	19,633	5,858	13,775	235.1%
Total revenues	$273,385	$205,190	$68,195	33.2%
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the quarter ended January 1, 2023 reflects, among other factors, continued favorable demand for our products and services and price increases.
Cost of Revenues:    Our cost of revenues includes costs that are not variable or are less variable with changes in revenues, such as depreciation, amortization, rent and property taxes, as well as more variable costs that include labor, food and beverage costs, prize funds, supplies, production expenses and amusement costs. The increase in cost of revenues of $38,323, or 27%, is mainly due to the increase in revenues, as well as higher costs due to inflation. Increases in costs were in most areas and include higher costs within labor, utilities, food & beverage, and increases in depreciation, insurance, advertising and other operational costs such as security and supplies. Higher labor costs mainly reflect additional staffing and higher labor pay rates to support growing business. Depreciation costs increased because of added depreciable assets from acquisitions of businesses, asset acquisitions and capital expenditures. Cost of revenues as a percent of revenues decreased from 69% during the second quarter of fiscal 2022 to almost 66% during the second quarter of fiscal 2023, mainly due to improved operating leverage since revenues increased at a higher rate than costs. Additionally, we have recently increased prices in an effort to address the impact of higher costs and to support margin and profit dollars.
Gross Profit:    Our gross profit increased $29,872 or 47% to $93,679 primarily due to the $68,195 increase in revenues and the 3% increase in gross profit margin (gross profit divided by revenues). The increase in grow profit margin is due to a number of factors, including higher operating leverage in that revenues increased at a higher rate than costs.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses include employee-related costs, such as payroll and benefits, as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses decreased $58,831 or 63% to $34,452, mainly due to $68,405 in transaction costs during the prior fiscal year related to the Business Combination, which were partially offset by increases during the current fiscal period in various costs not directly associated with the Business Combination.
The increases in SG&A costs not directly associated with the Business Combination include compensation costs, insurance and increases in other costs, including professional fees and rent. Increases in compensation and benefits were $4,280 , equity compensation increased $2,349, insurance costs increased $1,040, professional fees increased $690 and rent increased $221. The increase in compensation costs not associated with the Business Combination mainly reflects rebuilding staff after the interruption caused by the pandemic, increases in pay rates and higher staffing to support the increase in business and the costs we incur as a public reporting company. The increase in share-based compensation costs not associated with the Business Combination reflects new equity awards to key members of management as an incentive to motivate and retain associates. The increases in insurance costs, professional fees and rent not directly related to the Business Combination include higher costs associated with the growth in our business, costs associated with being a public reporting company and higher costs due to inflation. Total SG&A expenses as a percent of net sales for the second quarter of fiscal 2023 was approximately 13%, as compared to 45% during the corresponding period last fiscal year. Excluding the impact of the transaction costs associated with the Business Combination, SG&A costs as a percentage of revenues increased slightly from 12% to 13% mainly due to costs increasing at a higher rate than revenues.
Other operating expense:    Other operating expenses include various cost, including professional fees related to transactions, such as acquisitions of centers. The decrease in other operating expenses is mainly due to the timing, volume of transactions and related activities, such as due diligence and contract negotiations, as compared to the same period of last fiscal year.
Interest expense, net:    Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $3,499, or 15%, to $27,379. The higher interest expense is primarily the result of higher interest rates and our increased debt and capital lease obligations during fiscal 2023.
Change in fair value of earnouts: Changes in the fair value of the earnout liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the earnout liability is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations

Index to Notes

during the quarter ended January 1, 2023 is a non-cash expense and was due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter.
Income Taxes:    Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The increase in income tax expense during the three months ended January 1, 2023 as compared to the three months ended December 26, 2021 mainly reflects the increase in the overall effective tax rate resulting from higher income. The effective tax rate of 51.5% for the quarter ended January 1, 2023 was primarily attributed to state income tax expense due to, higher income and certain non-deductible expenses offset in part by changes in the valuation allowance. The effective tax rate of 1.1% for the quarter ended December 26, 2021 primarily reflected state income tax expenses.
Six Months Ended January 1, 2023 Compared to the Six Months Ended December 26, 2021
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Six Months Ended
(in thousands)	January 1, 2023	%(1)	December 26, 2021	%(1)	Change	% Change
Revenues	$503,645	100.0%	$386,168	100.0%	$117,477	30.4%
Costs of revenues	344,908	68.5%	268,251	69.5%	76,657	28.6%
Gross profit	158,737	31.5%	117,917	30.5%	40,820	34.6%
Operating (income) expenses:
Selling, general and administrative expenses	66,946	13.3%	114,698	29.7%	(47,752)	(41.6)%
Asset impairment	84	—%	—	—%	84
Gain on sale of assets	(1,978)	(0.4)%	(154)	—%	1,824	1184.4%
Other operating expense	1,976	0.4%	3,809	1.0%	(1,833)	(48.1)%
Total operating expense	67,028	13.3%	118,353	30.6%	(51,325)	(43.4)%
Operating profit (loss)	91,709	18.2%	(436)	(0.1)%	92,145	21134.2%
Other expenses:
Interest expense, net	50,949	10.1%	46,808	12.1%	4,141	8.8%
Change in fair value of earnout liability	71,536	14.2%	(22,542)	(5.8)%	94,078	417.3%
Change in fair value of warrant liability	—	—%	70	—%	(70)	(100.0)%
Other income	(630)	(0.1)%	—	—%	630
Total other expense	121,855	24.2%	24,336	6.3%	97,519	400.7%
Loss before income tax expense (benefit)	(30,146)	(6.0)%	(24,772)	(6.4)%	(5,374)	(21.7)%
Income tax expense (benefit)	1,953	0.4%	(5,882)	(1.5)%	7,835	133.2%
Net loss	$(32,099)	(6.4)%	$(18,890)	(4.9)%	(13,209)	(69.9)%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
Revenues: For the six months ended January 1, 2023, revenues totaled $503,645 and represented an increase of $117,477, or 30%, over the same period of last fiscal year because of organic growth and increases in revenue due to higher center count. The overall increase in revenues is due to our ability to execute our growth strategy and business model with the impact of 34 new centers compared to the same period last year and continued revenue growth in our existing centers, resulting from an increase in event revenue, our broader and enhanced range of offerings, as well as the impact of positive market conditions and price increases. The following table summarizes the increase in our revenues on a same-store-basis for the six months ended January 1, 2023 as compared to the corresponding period last fiscal year:

Index to Notes

	Six Months Ended
(in thousands)	January 1, 2023	December 26, 2021	Change	% Change
Center revenues on a same-store basis	$448,056	$363,297	$84,759	23.3%
Revenues for media, new and closed centers	55,589	22,871	32,718	143.1%
Total revenues	$503,645	$386,168	$117,477	30.4%
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the six months ended January 1, 2023 reflects, among other factors, continued favorable demand for our products and services and price increases.
Cost of Revenues:    Our cost of revenues includes costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent and property taxes, as well as more variable costs that include labor, food and beverage costs, prize funds, supplies, production expenses and amusement costs. The increase in cost of revenues of $76,657, or 29%, is mainly due to the increase in revenues, as well as higher costs due to inflation. Increases in costs were in most areas and include higher costs with labor, utilities, food and beverage, as well as increases in depreciation, insurance and other operational costs such as security and supplies. Labor costs were higher because of additional staffing and higher labor pay rates to support growing business. Depreciation costs increased because of added depreciation from acquisitions of businesses, asset acquisitions and capital expenditures. Cost of revenues as a percent of revenues decreased from 69% during the first six months of fiscal 2022 to almost 66% during the first six months of fiscal 2023, mainly due to improved operating leverage with revenues increasing at a faster rate than costs. Additionally, we have recently increased prices in an effort to address the impact of higher costs and to improve margins.
Gross Profit:    Our gross profit increased $40,820 or 35% to $158,737 primarily due to the $117,477 increase in revenues and the 1% increase in gross profit margin (gross profit divided by revenues). The increase in grow profit margin is due to a number of factors, including higher operating leverage in that revenues increased at a higher rate than costs.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses include employee-related costs, such as payroll and benefits, as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses decreased $47,752 or 42% to $66,946, mainly due to the $68,405 in transaction costs during the prior fiscal year related to the Business Combination, which were partially offset by increases during the current fiscal period in various costs not directly associated with the Business Combination.
The increases in SG&A costs not directly associated with the Business Combination include compensation costs, insurance and increases in other costs, including professional fees. Increases in compensation and benefits were $8,970, equity compensation increased $6,227, insurance costs increased $2,070, and professional fees increased $1,402. The increase in compensation costs not associated with the Business Combination mainly reflects rebuilding staff after the interruption caused by the pandemic, increases in pay rates and higher staffing to support the increase in business and the costs we incur as a public reporting company. The increase in share-based compensation costs not associated with the Business Combination reflects new equity awards to key members of management as an incentive to motivate and retain associates. The increases in insurance costs and professional fees not directly related to the Business Combination include higher costs associated with the growth in our business, costs associated with being a public reporting company and higher costs due to inflation. Total SG&A expenses as a percent of net sales for the first six months of fiscal 2023 was approximately 13%, as compared to 30% during the corresponding period last fiscal year. Excluding the impact of the transaction costs associated with the Business Combination, SG&A costs as a percentage of revenues increased from 12% to 13% mainly due to costs increasing at a higher rate than revenues.
Other operating expense:    Other operating expenses include various cost, including professional fees related to transactions, such as acquisitions of centers. The increase in other operating expenses is mainly due to an increase in the volume of transactions as compared to the same period of last fiscal year.
Interest expense, net:    Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $4,141, or 9%, to $50,949. The higher interest expense is primarily the result of higher interest rates and our increased debt and capital lease obligations during fiscal 2023.
Change in fair value of earnouts: Changes in the fair value of the earnout liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The change in the fair value of the earnout for the first six months of fiscal 2023 when compared to the comparable period of the prior fiscal year, resulted in an unfavorable change of $94,078. The estimated fair value of the earnout liability is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and

Index to Notes

performance hurdles. The unfavorable impact on the statement of operations during the six months ended January 1, 2023 is a non-cash expense and was due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter.
Income Taxes:    Income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The change to an income tax expense for the six months ended January 1, 2023 from an income tax benefit for the corresponding period the prior fiscal year mainly reflects the release of a portion of the valuation allowances for deferred income taxes during the prior fiscal year and higher levels of income during the current fiscal year. The effective tax rate of 6.5% for the six months ended January 1, 2023 was primarily attributed to state income tax expense and certain non-deductible expenses offset in part by changes in the valuation allowance. The effective tax rate benefit of 23.7% for the six months ended December 26, 2021 was due to changes in the valuation allowance and the release of a portion of the valuation allowance resulting from the acquisition of Bowl America offset in part by state and local income taxes.
Non-GAAP measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. Additionally, we believe trailing twelve month Adjusted EBITDA provides the current run-rate for trending purposes, rather than annualizing the respective quarters, as the Company’s business is seasonal, with the second and third fiscal quarters being higher than the first and last quarters. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange (Gain) Loss, Asset Disposition (Gain) Loss, Transactional and other advisory costs, Charges attributed to new initiatives, Extraordinary unusual or non-recurring gains or losses and Changes in the value of earnouts and warrants. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing twelve month Adjusted EBITDA do not reflect:
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
$1,100,000
$1,000,000
$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$—
Net income (loss) and Adjusted EBITDA
$400,000
$350,000
$300,000
$250,000
$200,000
$150,000
$100,000
$50,000
$0
$(50,000)
$(100,000)
$(150,000)
December 26, 2021
March 27, 2022
July 3, 2022
October 2, 2022
January 1, 2023
Twelve month and quarterly period ended
Trailing twelve month Revenues
Quarterly Revenues
Trailing twelve month Net loss
Trailing twelve month Adjusted EBITDA
Quarterly Net income (loss)
Quarterly Adjusted EBITDA

Index to Notes

The following table details quarterly revenues, net (loss) income, and Adjusted EBITDA on a quarterly basis, as well as trailing twelve month revenues and net (loss) income and a non-GAAP reconciliation of quarterly Adjusted EBITDA to net (loss) income, the closest applicable GAAP financial measures.

(in thousands)	March 28, 2021	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022	July 3, 2022	October 2, 2022	January 1, 2023
Consolidated
Revenues	$112,212	$159,103	$180,978	$205,190	$257,820	$267,717	$230,260	$273,385

Net (loss) income	$(23,091)	$(13,461)	$15,564	$(34,454)	$(17,987)	$6,943	$(33,534)	$1,435
Adjustments:
Interest expense	22,303	23,128	22,928	23,880	22,293	25,359	23,570	27,379
Income tax expense (benefit)	103	(1,368)	(6,244)	362	(207)	5,399	429	1,524
Depreciation, amortization and impairment charges	22,990	23,872	22,841	25,660	29,986	30,018	26,351	29,303
Share-based compensation	826	793	801	42,555	3,020	3,860	3,648	4,036
Closed center EBITDA (1)	806	1,750	420	398	611	51	379	768
Foreign currency exchange loss (gain)	104	(99)	35	86	(90)	(26)	(71)	(182)
Asset disposition loss (gain)	64	31	(30)	(123)	(1,601)	(2,355)	(155)	(1,823)
Transactional and other advisory costs (2)	1,852	6,644	2,829	29,149	4,757	1,405	2,226	5,880
Charges attributed to new initiatives (3)	136	147	141	65	43	113	45	40
Extraordinary unusual non-recurring losses (gains) (4)	1,294	859	(441)	1,662	929	2,981	1,661	(2,181)
Changes in the value of earnouts and warrants (5)	—	—	—	(22,472)	66,617	8,644	40,760	30,776
Adjusted EBITDA	$27,387	$42,296	$58,844	$66,768	$108,371	$82,392	$65,309	$96,955
Trailing twelve month Net loss				$(55,442)	$(50,338)	$(29,934)	$(79,032)	$(43,143)
Trailing twelve month Adjusted EBITDA				195,295	276,279	316,375	322,840	353,027
Trailing twelve month Revenues				657,483	803,091	911,705	960,987	1,029,182
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
At January 1, 2023, we had approximately $89,809 of available cash, cash equivalents and restricted cash.
Six Months Ended January 1, 2023 Compared To the Six Months Ended December 26, 2021
The following compares the primary categories of the consolidated statements of cash flows for the period ended January 1, 2023 and December 26, 2021:

	Six Months Ended		$ Change	% Change
(in thousands)	January 1, 2023	December 26, 2021
Net cash provided by operating activities	$115,879	$59,285	$56,594	95.46%
Net cash used in investing activities	(163,005)	(160,848)	(2,157)	1.34%
Net cash provided by financing activities	5,126	30,213	(25,087)	(83.03)%
Effect of exchange rate changes on cash	(427)	(84)	(343)	408.33%
Net change in cash and cash equivalents and restricted cash	$(42,427)	$(71,434)	$29,007	(40.61)%
During the six months ended January 1, 2023, net cash provided from operations totaled $115,879, as compared to $59,285 during the same period of the prior fiscal year. The increase in cash provided by operating activities reflects continued higher revenues and profitability. We benefited during the six months ended January 1, 2023 from continued strong consumer demand and revenues from recently acquired centers.
Investing activities utilized $163,005, reflecting our acquisitions of businesses, capital expenditures and purchase of the stock in a publicly traded company. The increase in cash used in investing activities during the six months ended January 1, 2023 as compared to the corresponding period last fiscal year mainly reflects the increase in spending for acquisitions and the net purchase of marketable securities, all of which were partially offset by decreases in capital expenditures. The increase in the purchase price of acquisitions mainly reflects the increase in the quantity and higher value of business acquisitions as compared to the prior year. The decrease in capital expenditures is mainly due to the acquisition of Bowl America during the prior year which was accounted for as an asset acquisition (reflected as purchase of property

Index to Notes

and equipment in the statement of cash flows). The purchase and sale of marketable securities reflects an investment the Company made and subsequently began selling. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.
Financing activities generated $5,126 during the six months ended January 1, 2023, reflecting proceeds from long-term debt of $15,418 and proceeds from a sale-leaseback financing transaction of $10,363, which were partially offset by $16,355 for the repurchase of treasury stock, $4,399 for scheduled long-term debt payments and $1,491 in payments for tax withholdings on share-based awards. The net cash provided by financing activities during the corresponding prior year period of $30,213, mainly reflects the net funds received from the Business Combination which were partially offset by scheduled long-term debt payments.
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
Off-Balance Sheet Arrangements
As of January 1, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Estimates
The preparation of our financial statements are in conformity with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. Critical accounting estimates are defined as those that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2022 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates for the period ended January 1, 2023.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the quarter ended January 1, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of Business and Significant Accounting Policies of the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Index to Notes

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

Index to Notes

procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected. We have evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2023 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2023, our disclosure controls and procedures were not effective because of the material weaknesses described below in Changes in Internal Control Over Financial Reporting.
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
There is currently a group of approximately 73 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”), between 2016 and 2019, generally relating to claims of age discrimination. Of the pending charges, 69 allege age discrimination only, two allege retaliation only, and five allege age discrimination and retaliation. To date, the EEOC issued determinations of probable cause as to 55 of the charges, which the Company contests and intends to defend vigorously. The Company now awaits conciliation proposals from the EEOC with respect to such individual charges. The remaining charges remain pending before the EEOC in various stages of investigation. In addition, the EEOC has conducted its own administrative investigation of an alleged pattern or practice of age discrimination (the “Pattern and Practice Charge”), which resulted in a determination of probable cause dated March 7, 2022, in which the Commission alleged that evidence purportedly exists of such a pattern or practice dating back to 2013. The Company contests such determination and intends to defend vigorously. Following that determination, the EEOC asked for additional information and, on August 22, 2022, the EEOC submitted a proposal to the Company to participate in the conciliation process for the Pattern and Practice Charge. The EEOC’s proposal includes a demand for monetary and non-monetary remedies. In the opinion of our management, after consultation with legal counsel, the amount of liability with respect to claims or proceedings currently pending against us is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows. In particular, our management, after consultation with legal counsel, believes that the EEOC claims alleging age discrimination, and the facts alleged therein, do not pose any material risk to the business or operations of the Company because, among other things, management believes such claims to be in the ordinary course and

Index to Notes

without substantive merit. In addition, management, after consultation with legal counsel, believes that approximately 65 of such EEOC claims would be time barred due to expiry of the statute of limitations if the individuals were to bring the claims themselves, but not so barred if the EEOC were to bring the claims. Nevertheless, even if such claims were not time barred, they would not pose a material risk to the Company's business or operations and may be barred by the equitable doctrine of laches.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in Item 1A of the Annual Report on Form 10-K for the fiscal period ended July 3, 2022 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the fiscal period ended July 3, 2022 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
The following table provides information regarding purchases of our securities made by us for the quarter ended January 1, 2023.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 3, 2022 to November 6, 2022	190,286	$12.59	190,286	$152,203
November 7, 2022 to December 4, 2022	46,500	12.74	46,500	151,611
December 5, 2022 to January 1, 2023	392,891	12.63	392,891	146,651
Total	629,677	$12.62	629,677

Index to Notes

Item 6. Exhibits

Exhibit No.	Description
10.1
Eighth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated February 8, 2023 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

99.1	Updated Unaudited Pro Forma Information (incorporated by reference to Exhibit 99.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
+ Filed herewith.

Index to Notes

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWLERO CORP.

Date:	February 15, 2023	By:	/s/ Brett I. Parker
		Name:	Brett I. Parker
		Title:	Chief Financial Officer
(Principal Financial Officer)