Form 10-Q
period 2023-04-02
Bowlero Corp.
filed 2023-05-17
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 112,676,464 shares of Class A common stock, 60,819,437 shares of Class B common stock, and 136,373 shares of Series A preferred stock as of May 10, 2023.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
April 2, 2023 and July 3, 2022
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	April 2, 2023	July 3, 2022
Assets
Current assets:
Cash and cash equivalents	$150,670	$132,236
Restricted cash	10,374	—
Accounts and notes receivable, net of allowance for doubtful accounts of $592 and $504, respectively	6,157	5,227
Inventories, net	11,848	10,310
Prepaid expenses and other current assets	19,649	12,732
Assets held-for-sale	2,069	8,789
Total current assets	200,767	169,294

Property and equipment, net	663,937	534,721
Internal use software, net	16,434	11,423
Property and equipment under capital leases, net	252,379	262,703
Intangible assets, net	91,982	92,593
Goodwill	750,230	742,669
Other assets	38,409	41,022
Total assets	$2,014,138	$1,854,425

Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$46,601	$38,217
Accrued expenses	83,774	62,854
Current maturities of long-term debt	5,569	4,966
Other current liabilities	10,946	13,123
Total current liabilities	146,890	119,160

Long-term debt, net	897,404	865,090
Long-term obligations under capital leases	393,890	397,603
Earnout liability	185,361	210,952
Other long-term liabilities	80,004	54,418
Deferred income tax liabilities	15,771	14,882
Total liabilities	1,719,320	1,662,105

Commitments and Contingencies (Note 10)

Temporary Equity
Series A preferred stock	206,376	206,002

Index to Notes

	April 2, 2023	July 3, 2022
Stockholders’ Equity (Deficit)
Class A common stock	$11	$11
Class B common stock	6	6
Additional paid-in capital	519,093	335,015
Treasury stock, at cost	(53,530)	(34,557)
Accumulated deficit	(377,023)	(312,851)
Accumulated other comprehensive loss	(115)	(1,306)
Total stockholders’ equity (deficit)	88,442	(13,682)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$2,014,138	$1,854,425
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
For the Periods Ended April 2, 2023 and March 27, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Revenues	$315,725	$257,820	$819,370	$643,988
Costs of revenues	189,304	156,491	534,212	424,742
Gross profit	126,421	101,329	285,158	219,246

Operating (income) expenses:
Selling, general and administrative expenses	35,891	30,315	102,837	145,013
Asset impairment	489	—	573	—
Gain on sale of assets	(192)	(1,601)	(2,170)	(1,755)
Other operating expense	649	1,899	2,625	5,708
Total operating expense	36,837	30,613	103,865	148,966

Operating profit	89,584	70,716	181,293	70,280

Other expenses:
Interest expense, net	29,117	22,293	80,066	69,101
Change in fair value of earnout liability	87,222	45,778	158,758	23,236
Change in fair value of warrant liability	—	20,678	—	20,748
Other expense	5,986	161	5,356	161
Total other expense	122,325	88,910	244,180	113,246

Loss before income tax (benefit) expense	(32,741)	(18,194)	(62,887)	(42,966)

Income tax (benefit) expense	(668)	(207)	1,285	(6,089)
Net loss	(32,073)	(17,987)	(64,172)	(36,877)

Series A preferred stock dividends	(4,401)	(2,818)	(10,004)	(7,290)
Net loss attributable to common stockholders	$(36,474)	$(20,805)	$(74,176)	$(44,167)

Net loss per share attributable to Class A and B common stockholders
Basic & Diluted	$(0.22)	$(0.13)	$(0.45)	$(0.29)

Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic & Diluted	165,698,500	162,590,921	163,676,194	152,731,385
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Periods Ended April 2, 2023 and March 27, 2022
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net loss	$(32,073)	$(17,987)	$(64,172)	$(36,877)
Other comprehensive income (loss), net of income tax:
Unrealized gain on derivatives	—	97	—	55
Reclassification to earnings	—	2,205	—	6,610
Foreign currency translation adjustment	1,477	214	1,191	(158)
Other comprehensive income	1,477	2,516	1,191	6,507
Total comprehensive loss	$(30,596)	$(15,471)	$(62,981)	$(30,370)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)
For the Periods Ended April 2, 2023 and March 27, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	Redeemable Class A common stock		Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 27, 2021	2,069,000	$464,827	106,378	$141,162	3,842,428	$1	—	$—	—	$—	$—	$(266,463)	$(9,404)	$(275,866)
Retroactive application of recapitalization	49,328,025	—	2,536,209	—	91,608,875	9	—	—	—	—	—	(9)	—	—
Balance, June 27, 2021 (retroactively stated for application of recapitalization)	51,397,025	$464,827	2,642,587	$141,162	95,451,303	$10	—	$—	—	$—	$—	$(266,472)	$(9,404)	$(275,866)
Net income	—	—	—	—	—	—	—	—	—	—	—	15,564	—	15,564
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(164)	(164)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,202	2,202
Accrued dividends on pre-merger Series A preferred stock	—	—	—	2,251	—	—	—	—	—	—	(2,251)	—	—	(2,251)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	14,995	—	—	—	—	—	—	—	—	(14,995)	—	—	(14,995)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	801	—	—	801
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	16,445	(16,445)	—	—
Balance, September 26, 2021	51,397,025	$479,822	2,642,587	$143,413	95,451,303	$10	—	$—	—	$—	$—	$(267,353)	$(7,398)	$(274,741)
Net loss	—	—	—	—	—	—	—	—			—	(34,454)	—	(34,454)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—			—	—	(208)	(208)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—			—	—	(10)	(10)
Reclassification to earnings	—	—	—	—	—	—	—	—			—	—	2,203	2,203
Accrued dividends on pre-merger Series A preferred stock	—	—	—	1,885	—	—	—	—			(1,885)	—	—	(1,885)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	23,869	—	—	—	—	—	—			(23,869)	—	—	(23,869)
Merger induced stock based compensation	—	—	—	—	2,529,360	—	5,839,993	1			42,555	—	—	42,556
Issuance of common stock and preferred stock in connection with Merger Capitalization, net of Bowlero equity issuance costs and fair value of liability-classified warrants and earnout			95,000	95,000	42,185,233	4	1,074,185				120,805	—	—	120,809
Settlement of pre-merger Series A preferred stock	—	—	(2,642,587)	(145,298)	—	—	—	—			—	—	—	—
Conversion of Class A common stock of Old Bowlero to Series A preferred stock	—	—	105,000	105,000	(10,499,900)	(1)	—	—			(104,999)	—	—	(105,000)
Consideration to existing shareholders of Old Bowlero	—	—	—	—	(22,599,800)	(2)	—	—			(225,998)	—	—	(226,000)
Consideration paid to Old Bowlero optionholders	—	—	—	—	—	—	—	—			(15,467)	—	—	(15,467)
Exchange of redeemable Class A common stock of Old Bowlero for Class B common stock	(51,397,025)	(503,691)	—	—	—	—	51,397,025	5			503,686	—	—	503,691
Balance, December 26, 2021	—	$—	200,000	$200,000	107,066,196	$11	58,311,203	$6	—	$—	$294,828	$(301,807)	$(5,413)	$(12,375)

Index to Notes

	Redeemable Class A common stock		Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 26, 2021	—	$—	200,000	$200,000	107,066,196	$11	58,311,203	$6	—	$—	$294,828	$(301,807)	$(5,413)	$(12,375)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,987)	—	(17,987)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	214	214
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	97	97
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,205	2,205
Accrual of paid-in-kind dividends on Series A preferred stock	—	—	—	489	—	—	—	—	—	—	(489)	—	—	(489)
Repurchase of Class A common stock into Treasury stock	—	—	—	—	(109,754)	—	—	—	109,754	(1,026)	—	—	—	(1,026)
Stock based compensation	—	—	—	—	69,086	—	—	—	—	—	2,451	—	—	2,451
Balance, March 27, 2022	—	$—	200,000	$200,489	107,025,528	$11	58,311,203	$6	109,754	$(1,026)	$296,790	$(319,794)	$(2,897)	$(26,910)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net loss	—	—	—	—	—	—	—	—	—	(33,534)	—	(33,534)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Share-based compensation	—	—	50,317	—	—	—	—	—	3,279	—	—	3,279
Repurchase of Class A common stock into Treasury stock	—	—	(468,103)	—	—	—	468,103	(5,462)	—	—	—	(5,462)
Balance, October 2, 2022	200,000	$206,002	109,977,844	$11	55,911,203	$6	3,898,770	$(40,019)	$338,294	$(346,385)	$(1,673)	$(49,766)
Net income	—	—	—	—	—	—	—	—	—	1,435	—	1,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	81	81
Share-based compensation	—	—	377,927	—	—	—	—	—	3,632	—	—	3,632
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(629,677)	—	—	—	629,677	(7,949)	—	—	—	(7,949)
Balance, January 1, 2023	200,000	$211,667	109,726,094	$11	55,911,203	$6	4,528,447	$(47,968)	$336,261	$(344,950)	$(1,592)	$(58,232)
Net loss	—	—	—	—	—	—	—	—	—	(32,073)	—	(32,073)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	1,477
Share-based compensation	—	—	46,553	—	—	—	—	—	3,709	—	—	3,709
Settlement of Earnout Shares	—	—	4,670,495	—	4,908,234	—	—	—	180,656	—	—	180,656
Settlement of Series A preferred stock	(5,000)	(5,291)	—	—	—	—	—	—	(1,533)	—	—	(1,533)
Repurchase of Class A common stock into Treasury stock	—	—	(370,612)	—	—	—	370,612	(5,562)	—	—	—	(5,562)
Balance, April 2, 2023	195,000	$206,376	114,072,530	$11	60,819,437	$6	4,899,059	$(53,530)	$519,093	$(377,023)	$(115)	$88,442
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 2, 2023 and March 27, 2022
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	April 2, 2023	March 27, 2022
Operating activities
Net loss	$(64,172)	$(36,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	573	—
Depreciation and amortization	85,014	78,487
Gain on sale of assets, net	(2,170)	(1,755)
Income from joint venture	(329)	(285)
Loss on refinance of debt	—	953
Loss on repurchase of warrants	—	161
Amortization of deferred financing costs	2,585	2,769
Amortization of deferred rent incentive	(452)	(281)
Non-cash interest expense on capital lease obligation	4,850	4,514
Amortization of deferred sale lease-back gain	(767)	(770)
Deferred income taxes	397	(6,587)
Share-based compensation	11,891	46,376
Distributions from joint venture	323	265
Change in fair value of earnout liability	158,758	23,236
Change in fair value of warrant liability	—	20,748
Change in fair value of marketable securities	(852)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(934)	23
Inventories	(1,410)	(1,708)
Prepaids, other current assets and other assets	(5,987)	(5,723)
Accounts payable and accrued expenses	20,100	10,777
Other current liabilities	(1,166)	4,265
Other long-term liabilities	2,550	4,273
Net cash provided by operating activities	208,802	142,861

Investing activities
Purchases of property and equipment	(112,044)	(135,548)
Purchases of intangible assets	(22)	(2,602)
Proceeds from sale of property and equipment	6,518	6,160
Proceeds from sale of intangibles	200	—
Purchase of marketable securities	(44,855)	—
Proceeds from sale of marketable securities	45,707	—
Acquisitions, net of cash acquired	(83,453)	(46,754)
Net cash used in investing activities	(187,949)	(178,744)

Index to Notes

	Nine Months Ended
	April 2, 2023	March 27, 2022
Financing activities
Repurchase of treasury stock	$(22,036)	$(1,026)
Repurchase of warrants	—	(5,382)
Repurchase of Series A preferred stock - Old Bowlero	—	(145,298)
Settlement of Series A preferred stock	(6,824)	—
Proceeds from issuance of Series A preferred stock	—	95,000
Proceeds from issuance of Class A common stock to Isos investors	—	94,413
Proceeds from share issuance	590	—
Transaction costs related to Merger recapitalization	—	(20,670)
Proceeds from PIPE Investment	—	150,604
Proceeds from Forward Investment	—	100,000
Payment to existing shareholders of Old Bowlero	—	(226,000)
Payments for tax withholdings on share-based awards	(5,750)	—
Consideration paid to existing option holders of Old Bowlero	—	(15,467)
Settlement of contingent consideration	1,000	—
Proceeds from Amendment No. 8 Term Loan	900,000	—
Payoff of First Lien Credit Facility Term Loan	(786,166)	—
Payment of long-term debt	(4,629)	(6,158)
Payment of First Lien Credit Facility Revolver	—	(39,853)
Proceeds from equipment loans	15,418	—
Payment of Incremental Liquidity Facility	—	(45,000)
Proceeds from Revolver	—	86,434
Payoff of Revolver	(86,434)	—
Proceeds from sale-leaseback financing	10,363	—
Payment of deferred financing costs	(8,058)	(977)
Construction allowance receipts	490	1,132
Net cash provided by financing activities	7,964	21,752

Effect of exchange rates on cash	(9)	15

Net increase (decrease) in cash, cash equivalents and restricted cash	28,808	(14,116)
Cash, cash equivalents and restricted cash at beginning of period	132,236	187,093
Cash, cash equivalents and restricted cash at end of period	$161,044	$172,977
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
Use of Estimates:    The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheets, statements of operations and accompanying notes. Significant estimates made by management include, but are not limited to, cash flow projections; the fair value of assets and liabilities in acquisitions; derivatives with hedge accounting; share-based compensation; depreciation and impairment of long-lived assets; carrying amount and recoverability analyses of property and equipment, assets held for sale, goodwill and other intangible assets; valuation of deferred tax assets and liabilities and income tax uncertainties; and reserves for litigation, claims and self-insurance costs. Actual results could differ from those estimates.
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
Cash, Cash Equivalents and Restricted Cash:    The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $90,389 and $88,067 at April 2, 2023 and July 3, 2022, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $11,844 and $8,688 at April 2, 2023 and July 3, 2022, respectively. The Company considers sales proceeds from a sale-leaseback transaction held by a qualified intermediary in separate bank accounts as restricted cash, as part of like-kind exchange requirements under U.S. tax law.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	April 2, 2023	July 3, 2022
Cash and cash equivalents	$150,670	$132,236
Restricted cash	10,374	—
Total cash, cash equivalents and restricted cash	$161,044	$132,236
Derivatives:    We are exposed to interest rate risk. To manage these risks, we entered into interest rate swap derivative transactions associated with a portion of our outstanding debt. The interest rate swaps were designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt. The Company's interest rate swaps expired on June 30, 2022.
The reclassifications from accumulated other comprehensive income (“AOCI”) into income during each reporting period were as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Interest expense reclassified from AOCI into net loss	$—	$2,205	$—	$6,610
The fair value of the swap and cap agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations. There are no income taxes related to the amounts recorded to AOCI due to tax credits and the full valuation allowance on deferred taxes.
Net Loss Per Share Attributable to Common Stockholders:    We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. Since the Company has reported a net loss for all periods presented, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. Dilutive securities include convertible preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 15 - Net Loss Per Share.
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

Index to Notes

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
As a result of ASU 2020-05, Topic 842 will be effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt Topic 842 as of July 4, 2022 within our Annual Report on Form 10-K for the fiscal year ending July 2, 2023. The Company intends to adopt the new standard using a modified retrospective transition approach and will apply the provisions at the effective date without adjusting the comparative periods. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before the effective date. The new standard provides a number of optional practice expedients in transition. The Company intends to elect the practical expedients to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, we do not intend to elect the practical expedient allowing the use of hindsight or the practical expedient related to land easements. The Company is still evaluating the practical expedients related to ongoing lease accounting. Although management continues to evaluate the impacts on the Company’s consolidated financial statements and disclosures, management currently estimates total assets and liabilities will increase approximately $700,000 to $800,000. This estimate may change as the Company’s implementation progresses, the Company’s lease portfolio changes, and if discount rates fluctuate prior to adoption. The Company estimates that this standard will result in a material impact to our balance sheet primarily from the recognition of operating lease right of use assets and liabilities. We do not believe the adoption of this standard will have a material impact on our statement of operations or cash flows.
(2) Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended				Nine Months Ended
	April 2, 2023	% of revenues	March 27, 2022	% of revenues	April 2, 2023	% of revenues	March 27, 2022	% of revenues
Major revenue categories:
Bowling	$154,960	49.1%	$130,394	50.6%	$401,713	48.9%	$326,536	50.8%
Food and beverage	111,708	35.4%	88,187	34.2%	291,388	35.6%	221,206	34.3%
Amusement	42,715	13.5%	33,781	13.1%	110,272	13.5%	83,967	13.0%
Media	6,342	2.0%	5,458	2.1%	15,997	2.0%	12,279	1.9%
Total revenues	$315,725	100.0%	$257,820	100.0%	$819,370	100.0%	$643,988	100.0%
(3) Business Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions of bowling entertainment centers. Acquisitions can be either business combinations or asset purchases, that strategically fit within the Company’s existing portfolio of centers as a key part of the Company’s overall growth strategy in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs.
2023 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the nine months ended April 2, 2023, the Company had ten business acquisitions in which we acquired twelve bowling entertainment centers for a total consideration of $83,454. The Company is still in the process of finalizing the acquisition date fair values. The remaining fair value estimates include working capital, intangibles, property and equipment, and capital lease assets and liabilities. For business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. Fair values for acquisitions that were considered preliminary at July 3, 2022 were finalized with immaterial adjustments during the nine months ended April 2, 2023.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$122
Property and equipment	70,565
Capital lease asset	5,441
Identifiable intangible assets	4,680
Goodwill	7,901
Other assets	1,160
Total assets acquired	89,869

Current liabilities	(974)
Long-term obligations under capital leases	(5,441)
Total liabilities assumed	(6,415)
Total fair value, net of cash acquired of $61	$83,454

Components of consideration transferred
Cash	$80,339
Holdback*	3,115
Total consideration transferred	$83,454
Transaction expenses included in “other operating expense” in the condensed consolidated statement of operations for the period ended April 2, 2023	$571
* The holdback represents a portion of the consideration transferred that is retained to indemnify the Company for general claims during a certain period subsequent to the acquisition date (the “holdback period”). Holdback funds, to the extent any funds remain, are released to the seller upon expiration of the holdback period.
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended April 2, 2023:

Balance as of July 3, 2022	$742,669
Goodwill resulting from acquisitions during fiscal year 2023	7,901
Adjustments to preliminary fair values for prior year acquisitions	(340)
Balance as of April 2, 2023	$750,230

Index to Notes

Intangible Assets:

	April 2, 2023			July 3, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$9,900	$(9,088)	$812	$9,900	$(8,593)	$1,307
Other acquisition trade names	2,490	(1,141)	1,349	1,761	(651)	1,110
Customer relationships	23,022	(17,382)	5,640	21,112	(13,989)	7,123
Management contracts	1,800	(1,659)	141	1,800	(1,443)	357
Non-compete agreements	2,951	(1,271)	1,680	2,450	(1,067)	1,383
PBA member, sponsor & media relationships	1,400	(599)	801	1,400	(504)	896
Other intangible assets	921	(323)	598	921	(133)	788
	42,484	(31,463)	11,021	39,344	(26,380)	12,964
Indefinite-lived intangible assets:
Liquor licenses	10,961	—	10,961	9,629	—	9,629
PBA trade name	3,100	—	3,100	3,100	—	3,100
Bowlero trade name	66,900	—	66,900	66,900	—	66,900
	80,961	—	80,961	79,629	—	79,629
	$123,445	$(31,463)	$91,982	$118,973	$(26,380)	$92,593
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Amortization expense	$1,959	$3,341	$5,403	$8,098
(5) Property and Equipment
As of April 2, 2023 and July 3, 2022, property and equipment consists of:

	April 2, 2023	July 3, 2022
Land	$92,349	$77,006
Buildings and improvements	118,679	69,219
Leasehold improvements	372,163	349,534
Equipment, furniture, and fixtures	453,350	375,780
Construction in progress	44,070	15,638
	1,080,611	887,177
Accumulated depreciation	(416,674)	(352,456)
Property and equipment, net of accumulated depreciation	$663,937	$534,721
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Depreciation expense	$22,319	$20,578	$64,583	$55,525
Assets held for sale:
Total assets held for sale at April 2, 2023 and July 3, 2022 were $2,069 and $8,789, respectively. Assets held for sale are valued at the lower of their respective carrying value or their respective fair value less the costs to sell.

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
Operating Leases: We recorded accrued rent of $27,126 and $26,417 within other current liabilities and other long-term liabilities on the condensed consolidated balance sheets as of April 2, 2023 and July 3, 2022, respectively.
Capital Leases: We had $56,546 and $47,298 in accumulated amortization on property and equipment under capital leases as of April 2, 2023 and July 3, 2022, respectively
The following tables summarize the Company’s costs for operating and capital leases:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Operating Leases
Rent expense	$14,296	$8,041	$45,522	$39,979

Capital Leases
Interest expense	$10,304	$9,255	$31,145	$28,080
Amortization expense	3,095	3,003	9,332	9,313
Total capital lease cost	$13,399	$12,258	$40,477	$37,393
(7) Accrued Expenses
As of April 2, 2023 and July 3, 2022, accrued expenses consist of:

	April 2, 2023	July 3, 2022
Customer deposits	$27,378	$10,728
Compensation	15,366	15,746
Taxes and licenses	10,662	11,568
Deferred revenue	8,044	6,384
Insurance	6,040	5,229
Utilities	4,265	4,185
Professional fees	2,867	3,062
Deferred rent	2,731	3,252
Interest	665	498
Other	5,756	2,202
Total accrued expenses	$83,774	$62,854

Index to Notes

(8) Debt
The following table summarizes the Company’s debt structure as of April 2, 2023 and July 3, 2022:

	April 2, 2023	July 3, 2022
Amendment No. 8 Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.31% at April 2, 2023)	$900,000	$—
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bore variable rate interest of 5.17% at July 3, 2022	—	790,271
Revolver (Maturing December 15, 2026 and bearing variable rate interest; 4.13% at July 3, 2022)	—	86,434
Other Equipment Loans	14,893	—
	914,893	876,705
Less:
Unamortized financing costs	(11,920)	(6,649)
Current portion of unamortized financing costs	2,127	3,245
Current maturities of long-term debt	(7,696)	(8,211)
Total long-term debt	$897,404	$865,090
First Lien Credit Facility Term Loan: The First Lien Credit Facility Term Loan was repaid on a quarterly basis in principal payments of $2,053. The First Lien Credit Facility Term Loan bore interest at a rate per annum equal to LIBOR plus 3.50%. Interest on First Lien Credit Facility Term Loan was due quarterly.
Amendment No. 8 Term Loan: On February 8, 2023, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to the First Lien Credit Agreement. The Eighth Amendment provided for a new $900,000 term loan maturing on February 8, 2028 (the “Amendment No. 8 Term Loan”). Proceeds of the Amendment No. 8 Term Loan were used to refinance the existing First Lien Credit Facility Term Loan, to repay all amounts outstanding on the Revolver, and for general corporate purposes. The Company accounted for this transaction as a debt modification, which was not substantial. Therefore, the Company did not incur any gain or loss relating to the modification. The Amendment No. 8 Term Loan is repaid on a quarterly basis in principal payments of $2,250 beginning on September 29, 2023. The Amendment No. 8 Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Interest on the Amendment No. 8 Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of April 2, 2023, the interest period is one month.
The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Amendment No. 8 Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). The outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
In connection with the Company entering into the Eighth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $200,000, and the amount outstanding as of the Eighth Amendment date of $86,434 was repaid. As of April 2, 2023, no amounts have been drawn on the Revolver.
First Lien Credit Agreement Covenants: Obligations owed under the First Lien Credit Agreement are secured by a first priority security interest on substantially all assets of Bowlero Corp and the guarantor subsidiaries. The First Lien Credit Agreement contains customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants. The Company is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if amounts outstanding on the Revolver exceed an amount equal to 35% of the aggregate Revolver commitment (subject to certain exclusions) at the end of such fiscal quarter. In addition, payment of borrowings under the Revolver may be accelerated if there is an event of default, and Bowlero would no longer be permitted to borrow additional funds under the Revolver while a default or event of default were outstanding.

Index to Notes

Letters of Credit:    Outstanding standby letters of credit as of April 2, 2023 and July 3, 2022 totaled $10,386, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loans: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of April 2, 2023.
(9) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported as a discrete item in the same period as the related item. The Company’s effective tax rate for the nine months ended April 2, 2023 was 2.0% tax expense, which differs from the US federal statutory rate of 21% primarily due to certain non-deductible expenses, changes in the valuation allowance, and state and local taxes offset in part with changes in estimates associated with certain income tax credits and tax deductible expenses. The Company’s effective tax rate for the nine months ended March 27, 2022 was 14.2% tax benefit and differs from the US federal statutory rate of 21% due to the release of a portion of the valuation allowance resulting from the acquisition of Bowl America offset in part by other changes in the valuation allowance and state and local taxes.
We regularly evaluate the realizability of our net deferred tax assets. As of April 2, 2023, substantially all our U.S. federal, state and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve and we conclude that estimates of our future taxable income are objectively verifiable, our assessment of the realization of our net deferred tax assets could result in the release of a significant portion of the valuation allowances, with the exception of any potentially remaining net operating losses subject to potential limitation, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or state tax loss limitations. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.
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
There is currently a group of approximately 73 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”) between 2016 and 2019, generally relating to claims of age discrimination. To date, the EEOC issued determinations of probable cause as to 55 of the charges, which the Company contests and intends to defend vigorously. The EEOC has also alleged a pattern or practice of age discrimination, which resulted in a determination of probable cause and, on August 22, 2022, the EEOC submitted a proposal for the Company to participate in the conciliation process. The EEOC’s proposal included a demand for monetary and non-monetary remedies. On April 11, 2023, the EEOC provided notice to the Company that its conciliation efforts were unsuccessful; however, the Company continues to contest the determinations issued by the EEOC with respect to all charges and intends to defend vigorously. The Company cannot estimate the possible range of loss, if any, associated with these EEOC matters.
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

Index to Notes

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
On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested and are no longer subject to the applicable vesting restrictions. The Earnout Shares settled into equity and are no longer included in the Earnout liability on the condensed consolidated balance sheet as of April 2, 2023.
All but 60,471 Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares are recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
(12) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of April 2, 2023 and July 3, 2022 are as follows:

	April 2, 2023	July 3, 2022
Carrying value	$914,893	$876,705
Fair value	914,899	841,637
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the nine months ended April 2, 2023 and the fiscal year ended July 3, 2022.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of April 2, 2023 and July 3, 2022:

	April 2, 2023
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$185,361	$185,361
Total liabilities	$—	$—	$185,361	$185,361

Index to Notes

	July 3, 2022
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$210,952	$210,952
Contingent consideration	—	—	1,470	1,470
Total liabilities	$—	$—	$212,422	$212,422

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of April 2, 2023 were as follows:

Earnout
Expected term in years	3.7
Expected volatility	60%
Risk-free interest rate	3.74%
Stock price	$16.95
Dividend yield	—

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three and nine months ended April 2, 2023 and March 27, 2022:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Balance as of beginning of period	$282,557	$158,571	$210,952	$—
Issuances	19	67	88	181,180
Settlements*	(184,437)	—	(184,437)	—
Changes in fair value	87,222	45,778	158,758	23,236
Balance as of end of period	$185,361	$204,416	$185,361	$204,416
* This represents the settlement of the $15.00 tranche of Earnout Shares. The $17.50 tranche of Earnout Shares has not vested and is still subject to the applicable vesting restrictions See Note 11 - Earnouts.
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of April 2, 2023 and July 3, 2022.

Index to Notes

•Issued and Outstanding: 114,072,530 shares (inclusive of 1,600,993 shares contingent on certain stock price thresholds but excluding 4,899,059 shares held in treasury) as of April 2, 2023 and 110,395,630 shares (inclusive of 3,209,972 shares contingent on certain stock price thresholds but excluding 3,430,667 shares held in treasury) as of July 3, 2022.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of April 2, 2023 and July 3, 2022.
•Issued and Outstanding: 60,819,437 and 55,911,203 shares as of April 2, 2023 and July 3, 2022, respectively.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of April 2, 2023 and July 3, 2022.
•Issued and Outstanding: 195,000 and 200,000 shares as of April 2, 2023 and July 3, 2022, respectively.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of April 2, 2023, there have been no dividends declared or paid in cash. For the period ended April 2, 2023, accumulated dividends in the amount of $5,665 were added to the liquidation preference and deemed to be declared and paid in-kind. During the period ended April 2, 2023, 5,000 shares were settled for cash of $6,824.
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
As of April 2, 2023, the remaining balance of the repurchase plan was $141,089. For the nine months ended April 2, 2023, 1,468,392 shares of Class A common stock were repurchased for a total of $18,972, for an average purchase price per share of $12.92, and bringing the cumulative total shares repurchased to 4,899,059 for a total of $53,530 at an average per share price of $10.92. On May 16, 2023, the Board of Directors authorized the replenishment of the remaining balance of the share and warrant repurchase program to $200,000.
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

Index to Notes

As of April 2, 2023 and July 3, 2022, the total compensation cost not yet recognized is as follows:

	Award Plan	April 2, 2023	July 3, 2022
Stock options	2021 Plan	$30,175	$37,273
Service based RSUs	2021 Plan	7,166	7,211
Market and service based RSUs	2021 Plan	1,655	1,498
Earnout RSUs	2021 Plan	352	939
ESPP		558	—
Total unrecognized compensation cost		$39,906	$46,921
Share-based compensation recognized in the consolidated statements of operations for the periods ended April 2, 2023 and March 27, 2022 is as follows:

		Three Months Ended		Nine Months Ended
	Award Plan	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Performance-based options	2017 Plan	$—	$—	$—	$24,516
Time-based options	2017 Plan	—	—	—	952
Stock options	2021 Plan	2,358	2,358	7,099	5,966
Service based RSUs	2021 Plan	1,030	560	3,357	605
Market and service based RSUs	2021 Plan	200	44	489	44
Earnout RSUs	2021 Plan	432	58	527	65
Share-based bonus		—	—	—	14,228
ESPP		187	—	419	—
Total share-based compensation expense		$4,207	$3,020	$11,891	$46,376
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

Index to Notes

(15) Net Loss Per Share
Net loss per share calculations for all periods prior to the Closing Date have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization. The computation of basic and diluted net loss per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	April 2, 2023			March 27, 2022
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(23,846)	$(12,628)	$(36,474)	$(13,344)	$(7,461)	$(20,805)

Denominator
Weighted-average shares outstanding	108,331,008	57,367,492	165,698,500	104,279,718	58,311,203	162,590,921

Net loss per share, basic & diluted	$(0.22)	$(0.22)	$(0.22)	$(0.13)	$(0.13)	$(0.13)

Anti-dilutive shares excluded from diluted calculation*			28,237,567			20,987,931

	Nine Months Ended
	April 2, 2023			March 27, 2022
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(48,618)	$(25,558)	$(74,176)	$(37,867)	$(6,300)	$(44,167)

Denominator
Weighted-average shares outstanding	107,279,561	56,396,633	163,676,194	130,944,782	21,786,603	152,731,385

Net loss per share, basic & diluted	$(0.45)	$(0.45)	$(0.45)	$(0.29)	$(0.29)	$(0.29)

Anti-dilutive shares excluded from diluted calculation*			26,522,848			21,055,169
*The impact of potentially dilutive convertible preferred stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Index to Notes

(16) Supplemental Cash Flow Information

	Nine Months Ended
	April 2, 2023	March 27, 2022
Cash paid during the period for:
Interest	$69,352	$60,531
Income taxes, net of refunds	5,696	2,277
Noncash investing and financing transactions:
Assets obtained in build to suit arrangement	13,390	—
Capital expenditures in accounts payable	13,563	6,887
Capital lease assets obtained in exchange for capital lease liabilities	—	4,970
Modifications of capital lease assets and liabilities	6,802	(23,604)
Change in fair value of interest rate swap	—	6,610
Issuance of warrants in Business Combination	—	22,426
Issuance of earnout obligation in Business Combination	—	181,113
Settlement of earnout obligation	184,437	—
(17) Subsequent Events
On April 24, 2023, the Company repurchased 56,217 shares of Series A Preferred Stock for cash of $70,958. On April 27, 2023, the Company repurchased 2,410 shares of Series A Preferred Stock for cash of $3,041. All of the repurchased shares were then cancelled in accordance with our Series A Convertible Preferred Stock Certificate of Designations.
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

Index to Notes

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
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of new centers and acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). For the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022, the Company’s total revenue (inclusive of acquisitions and new centers) increased by approximately 22% and the Company’s total revenue on a same-store basis increased by approximately 17%.

Index to Notes

Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in both periods presented, such as recently acquired centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. We continue to see positive momentum for future demand and we have recovered to better than pre-pandemic performance. While we generated a strong financial performance prior to the COVID-19 pandemic and during the previous seven quarters, the impact of the COVID-19 pandemic, various COVID-19 virus variants, the governmental actions imposed in response to the pandemic, and the resulting consequences on our consumer’s risk tolerance toward health and safety matters remains uncertain.
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
Recent Developments
Bowlero’s results for the three and nine months ended April 2, 2023 exhibited continued strong revenue growth. This growth has been bolstered by technology driven performance enhancements, the strength of our business model, the increase in confidence of our customers and the resilience in the bowling market. Additionally, the further improvements in our quarterly results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the nine months ended April 2, 2023:
•We made ten acquisitions in which we acquired twelve bowling entertainment centers, adding a total of 39 net acquired new centers since the start of fiscal 2022, which we believe will aid the Company in several key geographic markets and aid in leveraging our fixed costs. We have a strong pipeline of potential acquisitions that we continue to actively evaluate.
•We signed three agreements for build-outs of new bowling entertainment centers and have a total of six signed agreements for build-outs of new bowling entertainment centers in prime markets.
•On February 8, 2023, the Company entered into an Eighth Amendment to the First Lien Credit Agreement pursuant to which the total principal amount under the First Lien Credit Facility Term Loan was increased to $900,000 from $812,850, and the maturity date was extended to February 8, 2028. In addition, the total revolving commitments under the Revolver were increased to $200,000 from $165,000, and the maturity date was extended to December 15, 2026. Proceeds from refinancing the term loan were used to repay the existing term loan under the First Lien Credit Agreement, to repay all amounts outstanding under the Revolver, and for general corporate purposes.
•On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested and are no longer subject to the applicable vesting restrictions. See Note 11 - Earnouts of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information.
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

Index to Notes

Presentation of Results of Operations
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Results of Operations
Three Months Ended April 2, 2023 Compared to the Three Months Ended March 27, 2022
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the periods presented below:

	Three Months Ended
(in thousands)	April 2, 2023	%(1)	March 27, 2022	%(1)	Change	% Change
Revenues	$315,725	100.0%	$257,820	100.0%	$57,905	22.5%
Costs of revenues	189,304	60.0%	156,491	60.7%	32,813	21.0%
Gross profit	126,421	40.0%	101,329	39.3%	25,092	24.8%
Operating (income) expenses:
Selling, general and administrative expenses	35,891	11.4%	30,315	11.8%	5,576	18.4%
Asset impairment	489	0.3%	—	—%	489
Gain on sale of assets	(192)	(0.1)%	(1,601)	(0.6)%	(1,409)	(88.0)%
Other operating expense	649	0.2%	1,899	0.7%	(1,250)	(65.8)%
Total operating expense	36,837	11.7%	30,613	11.9%	6,224	20.3%
Operating profit	89,584	28.4%	70,716	27.4%	18,868	26.7%
Other expenses:
Interest expense, net	29,117	9.2%	22,293	8.6%	6,824	30.6%
Change in fair value of earnout liability	87,222	27.6%	45,778	17.8%	41,444	90.5%
Change in fair value of warrant liability	—		20,678	8.0%	(20,678)	(100.0)%
Other expense	5,986	1.9%	161	0.1%	5,825	3618.0%
Total other expense	122,325	38.7%	88,910	34.5%	33,415	37.6%
Loss before income tax benefit	(32,741)	(10.4)%	(18,194)	(7.1)%	(14,547)	(80.0)%
Income tax benefit	(668)	(0.2)%	(207)	(0.1)%	461	222.7%
Net loss	$(32,073)	(10.2)%	$(17,987)	(7.0)%	(14,086)	(78.3)%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
Revenues: For the quarter ended April 2, 2023, revenues totaled $315,725 and represented an increase of $57,905, or approximately 22%, over the same period of last fiscal year because of organic growth and increases in revenue due to higher center count. The overall increase in revenues is due to our ability to execute our growth strategy and business model with the impact of 17 new centers compared to the same period last year, and continued revenue growth in our existing centers, resulting from an increase in event revenue, league revenue, broader and enhanced range of offerings, as well as the impact of positive market conditions and price increases. The following table summarizes the increase in our revenues on a same-store-basis for the quarter ended April 2, 2023 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	April 2, 2023	March 27, 2022	Change	% Change
Center revenues on a same-store basis	$295,210	$252,109	$43,101	17.1%
Revenues for media, new and closed centers	20,515	5,711	14,804	259.2%
Total revenues	$315,725	$257,820	$57,905	22.5%

Index to Notes

Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the quarter ended April 2, 2023 reflects, among other factors, continued favorable demand for our products and services and price increases.
Cost of Revenues:    Our cost of revenues includes costs that are not variable or are less variable with changes in revenues, such as depreciation, amortization, rent and property taxes, as well as more variable costs that include labor, food and beverage costs, prize funds, supplies, production expenses and amusement costs. The increase in cost of revenues of $32,813, or 21%, corresponds to the increase in revenues. Increases in costs were in most areas and include higher costs with labor, utilities, food & beverage, and increases in depreciation, advertising, rent and other operational costs such as security and supplies. Higher labor costs mainly reflect additional staffing and higher labor pay rates to support growing business. Depreciation costs increased because of added depreciable assets from acquisitions of businesses, asset acquisitions and capital expenditures. The increase in rent is due in large part to last year’s costs of revenues being favorably impacted by a reduction in rent expense of approximately $5,603 related to rent relief obtained by the Company. This rent abatement was part of the Company's efforts to secure rent relief from landlords in connection with the COVID-19 pandemic closures. Cost of revenues as a percent of revenues decreased from approximately 61% during the third quarter of fiscal 2022 to 60% during the third quarter of fiscal 2023, mainly due to improved operating leverage since revenues increased at a higher rate than costs and the impact of cost control measures, which were partially offset by inflationary pressures. Additionally, we have recently increased prices in an effort to address the impact of higher costs and to support margin and profit levels.
Gross Profit:    Our gross profit increased $25,092, or 25%, to $126,421, primarily due to the $57,905 increase in revenues and the 70 basis point increase in gross profit margin (gross profit divided by revenues). The increase in gross profit margin is due to a number of factors, including higher operating leverage in that revenues increased at a higher rate than costs, cost control measures and higher selling prices.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses include employee-related costs, such as payroll and benefits, as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses increased $5,576, or 18%, to $35,891, mainly due to higher compensation costs, as well as increases in other costs, including professional fees, which were partially offset by decreases in depreciation, amortization and insurance. Additionally, last year’s SG&A expenses were favorably impacted by a reduction in rent expense of approximately $1,867 related to rent relief obtained by the Company. Increases in compensation and benefits were $4,823, equity compensation increased $1,166, and professional fees increased $2,233. The increase in compensation costs mainly reflects rebuilding staff after the interruption caused by the pandemic, increases in pay rates and higher staffing to support the increase in business and the costs we incur as a public reporting company. The increase in share-based compensation costs reflects equity awards to key members of management as an incentive to motivate and retain associates. The increases in professional fees include higher costs associated with the growth in our business and costs associated with being a public reporting company. The $1,852 decrease in depreciation and amortization mainly reflects the scheduled decrease based on useful lives of assets subject to depreciation and amortization. The $641 decrease in insurance reflects the favorable renewal of certain insurance policies. Total SG&A expenses as a percent of revenues for the third quarter of fiscal 2023 was approximately 11%, as compared to 12% during the corresponding period last fiscal year. The decrease in SG&A costs as a percentage of revenues is mainly due to improved operating leverage.
Interest expense, net:    Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $6,824, or 31%, to $29,117. The higher interest expense is primarily the result of higher interest rates and an increase in our debt and capital lease obligations during fiscal 2023.
Change in fair value of earnouts: Changes in the fair value of the earnout liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the earnout liability is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during the quarter ended April 2, 2023 is a non-cash expense and was due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter. On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested, settled into equity and are no longer included in the Earnout liability on the condensed consolidated balance sheet.
Other expense:    Other expenses include various cost related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations. The increase in other expenses is mainly due to the $5,342 in costs that were expensed associated with the refinancing of the First Lien Credit Facility Term Loan.

Index to Notes

Income Taxes:    Income tax benefit and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The increase in income tax benefit during the three months ended April 2, 2023 as compared to the three months ended March 27, 2022 mainly reflects the decrease in the overall effective tax rate resulting from changes in estimates associated with certain income tax credits and tax deductible expenses. The effective tax rate of 2.0% tax benefit for the quarter ended April 2, 2023 is primarily attributed to changes in the valuation allowance and in estimates associated with certain income tax credits and tax deductible expenses, which were partially offset by state income tax expense due to, higher income and certain non-deductible expenses. The effective tax rate of 1.1% tax benefit for the quarter ended March 27, 2022 was primarily impacted by a favorable return to provision income tax adjustment offset in part by state income tax expenses. We regularly evaluate the realizability of our net deferred tax assets. As of April 2, 2023, substantially all our U.S. federal, state and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve and we conclude that estimates of our future taxable income are objectively verifiable, our assessment of the realization of our net deferred tax assets could result in the release of a significant portion of the valuation allowances, with the exception of any potentially remaining net operating losses subject to potential limitation, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or state tax loss limitations. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.

Nine Months Ended April 2, 2023 Compared to the Nine Months Ended March 27, 2022
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the periods presented below:

	Nine Months Ended
(in thousands)	April 2, 2023	%(1)	March 27, 2022	%(1)	Change	% Change
Revenues	$819,370	100.0%	$643,988	100.0%	$175,382	27.2%
Costs of revenues	534,212	65.2%	424,742	66.0%	109,470	25.8%
Gross profit	285,158	34.8%	219,246	34.0%	65,912	30.1%
Operating (income) expenses:
Selling, general and administrative expenses	102,837	12.6%	145,013	22.5%	(42,176)	(29.1)%
Asset impairment	573	0.1%	—	—%	573
Gain on sale of assets	(2,170)	(0.3)%	(1,755)	(0.3)%	415	23.6%
Other operating expense	2,625	0.3%	5,708	0.9%	(3,083)	(54.0)%
Total operating expense	103,865	12.7%	148,966	23.1%	(45,101)	(30.3)%
Operating profit	181,293	22.1%	70,280	10.9%	111,013	158.0%
Other expenses:
Interest expense, net	80,066	9.8%	69,101	10.7%	10,965	15.9%
Change in fair value of earnout liability	158,758	19.4%	23,236	3.6%	135,522	583.2%
Change in fair value of warrant liability	—	—%	20,748	3.2%	(20,748)	(100.0)%
Other expense	5,356	0.7%	161	—%	5,195	3226.7%
Total other expense	244,180	29.8%	113,246	17.6%	130,934	115.6%
Loss before income tax expense (benefit)	(62,887)	(7.7)%	(42,966)	(6.7)%	(19,921)	(46.4)%
Income tax expense (benefit)	1,285	0.2%	(6,089)	(0.9)%	(7,374)	(121.1)%
Net loss	$(64,172)	(7.8)%	$(36,877)	(5.7)%	(27,295)	(74.0)%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
Revenues: For the nine months ended April 2, 2023, revenues totaled $819,370 and represented an increase of $175,382, or 27%, over the same period of last fiscal year because of organic growth and increases in revenue due to

Index to Notes

higher center count. The overall increase in revenues is due to our ability to execute our growth strategy and business model with the impact of 22 new centers compared to the same period last year and continued revenue growth in our existing centers, resulting from an increase in event revenue, our broader and enhanced range of offerings, as well as the impact of positive market conditions and price increases. The following table summarizes the increase in our revenues on a same-store-basis for the nine months ended April 2, 2023 as compared to the corresponding period last fiscal year:

	Nine Months Ended
(in thousands)	April 2, 2023	March 27, 2022	Change	% Change
Center revenues on a same-store basis	$722,638	$597,997	$124,641	20.8%
Revenues for media, new and closed centers	96,732	45,991	50,741	110.3%
Total revenues	$819,370	$643,988	$175,382	27.2%
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the nine months ended April 2, 2023 reflects, among other factors, continued favorable demand for our products and services and price increases.
Cost of Revenues:    Our cost of revenues includes costs that are not variable or less variable with changes in revenues, such as depreciation, amortization, rent and property taxes, as well as more variable costs that include labor, food and beverage costs, prize funds, supplies, production expenses and amusement costs. The increase in cost of revenues of $109,470, or 26%, corresponds to the increase in revenues, as well as higher costs due to inflation. Increases in costs were in most areas and include higher costs with labor, utilities, food and beverage, as well as increases in depreciation, insurance and other operational costs such as security and supplies. Labor costs were higher because of additional staffing and higher labor pay rates to support growing business. Depreciation costs increased because of added depreciation from acquisitions of businesses, asset acquisitions and capital expenditures. Cost of revenues as a percent of revenues decreased from 66% during the first nine months of fiscal 2022 to almost 65% during the first nine months of fiscal 2023, mainly due to improved operating leverage with revenues increasing at a faster rate than costs. Additionally, we have recently increased prices in an effort to address the impact of higher costs and to improve margins.
Gross Profit:    Our gross profit increased $65,912, or 30%, to $285,158, primarily due to the $175,382 increase in revenues. Gross profit margin (gross profit divided by revenues) increased by 80 basis points. The increase in gross profit margin is due to a number of factors, including higher operating leverage in that revenues increased at a higher rate than costs.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses include employee-related costs, such as payroll and benefits, as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses decreased $42,176, or 29%, to $102,837, mainly due to the $68,405 in transaction costs during the prior fiscal year related to the Business Combination, which were partially offset by increases during the current fiscal period in various SG&A costs not directly associated with the Business Combination.
The increases in SG&A costs not directly associated with the Business Combination include compensation costs and increases in other costs, including professional fees and insurance. Increases in compensation and benefits were $13,802, equity compensation increased $7,676, professional fees increased $2,427 and insurance costs increased $1,429. The increase in compensation costs not associated with the Business Combination mainly reflects rebuilding staff after the interruption caused by the pandemic, increases in pay rates and higher staffing to support the increase in business and the costs we incur as a public reporting company. The increase in share-based compensation costs not associated with the Business Combination reflects equity awards to key members of management as an incentive to motivate and retain associates. The increases in insurance costs and professional fees not directly related to the Business Combination include higher costs associated with the growth in our business, costs associated with being a public reporting company and higher costs due to inflation. Total SG&A expenses as a percent of revenues for the first nine months of fiscal 2023 was approximately 13%, as compared to approximately 23% during the corresponding period last fiscal year. Excluding the impact of the transaction costs associated with the Business Combination, SG&A costs as a percentage of revenues increased from 12% to 13% mainly due to costs increasing at a higher rate than revenues.
Interest expense, net:    Interest expense primarily relates to interest on debt and capital leases. Interest expense increased $10,965, or 16%, to $80,066. The higher interest expense is primarily the result of higher interest rates and our increased debt and capital lease obligations during fiscal 2023.
Change in fair value of earnouts: Changes in the fair value of the earnout liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The change in the fair value of the earnout for the first nine months of

Index to Notes

fiscal 2023 when compared to the comparable period of the prior fiscal year, resulted in an unfavorable change of $135,522. The estimated fair value of the earnout liability is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during the nine months ended April 2, 2023 is a non-cash expense and was due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter. On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested, settled into equity and are no longer included in the Earnout liability on the condensed consolidated balance sheet.
Other expense:    Other expenses include various cost related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations. The increase in other expenses is mainly due to the $5,342 in costs that were expensed associated with the refinancing of the First Lien Credit Facility Term Loan.
Income Taxes:    Income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The change to an income tax expense for the nine months ended April 2, 2023 from an income tax benefit for the corresponding period of the prior fiscal year mainly reflects the release of a portion of the valuation allowances for deferred income taxes during the prior fiscal year and higher levels of income during the current fiscal year. The effective tax rate of 2.0% tax expense for the nine months ended April 2, 2023 was primarily due to certain non-deductible expenses, and state and local taxes offset in part with changes in the valuation allowance and estimates associated with certain income tax credits and tax deductions. The effective tax rate benefit of 14.2% for the nine months ended March 27, 2022 was due to the release of a portion of the valuation allowance resulting from the acquisition of Bowl America, which was offset in part by state and local income taxes. We regularly evaluate the realizability of our net deferred tax assets. As of April 2, 2023, substantially all our U.S. federal, state and foreign deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve and we conclude that estimates of our future taxable income are objectively verifiable, our assessment of the realization of our net deferred tax assets could result in the release of a significant portion of the valuation allowances, with the exception of any potentially remaining net operating losses subject to potential limitation, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or state tax loss limitations. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.
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

Index to Notes

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
March 27, 2022
July 3, 2022
October 2, 2022
January 1, 2023
April 2, 2023
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

(in thousands)	June 27, 2021	September 26, 2021	December 26, 2021	March 27, 2022	July 3, 2022	October 2, 2022	January 1, 2023	April 2, 2023
Consolidated
Revenues	$159,103	$180,978	$205,190	$257,820	$267,717	$230,260	$273,385	$315,725

Net (loss) income	$(13,461)	$15,564	$(34,454)	$(17,987)	$6,943	$(33,534)	$1,435	$(32,073)
Adjustments:
Interest expense	23,128	22,928	23,880	22,293	25,359	23,570	27,379	29,117
Income tax (benefit) expense	(1,368)	(6,244)	362	(207)	5,399	429	1,524	(668)
Depreciation, amortization and impairment charges	23,872	22,841	25,660	29,986	30,018	26,351	29,303	29,933
Share-based compensation	793	801	42,555	3,020	3,860	3,648	4,036	4,207
Closed center EBITDA (1)	1,750	420	398	611	51	379	768	480
Foreign currency exchange (gain) loss	(99)	35	86	(90)	(26)	(71)	(182)	328
Asset disposition loss (gain)	31	(30)	(123)	(1,601)	(2,355)	(155)	(1,823)	(192)
Transactional and other advisory costs (2)	6,644	2,829	29,149	4,757	1,405	2,226	5,880	8,726
Charges attributed to new initiatives (3)	147	141	65	43	113	45	40	40
Extraordinary unusual non-recurring losses (gains) (4)	859	(441)	1,662	929	2,981	1,661	(2,181)	468
Changes in the value of earnouts and warrants (5)	—	—	(22,472)	66,617	8,644	40,760	30,776	87,222
Adjusted EBITDA	$42,296	$58,844	$66,768	$108,371	$82,392	$65,309	$96,955	$127,588
Trailing twelve month Net loss				$(50,338)	$(29,934)	$(79,032)	$(43,143)	$(57,229)
Trailing twelve month Adjusted EBITDA				276,279	316,375	322,840	353,027	372,244
Trailing twelve month Revenues				803,091	911,705	960,987	1,029,182	1,087,087
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
On February 8, 2023, we entered into an Eighth Amendment (the “Eighth Amendment”) to the First Lien Credit Agreement. The Eighth Amendment provided for a new $900,000 term loan maturing on February 8, 2028 (the “Amendment No. 8 Term Loan”). Proceeds of the Amendment No. 8 Term Loan were used to refinance the existing First Lien Credit Facility Term Loan, to repay all amounts outstanding on the Revolver, and for general corporate purposes. The Amendment No. 8 Term Loan is repaid on a quarterly basis in principal payments of $2,250 beginning on September 29, 2023. The Amendment No. 8 Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.50%. As of April 2, 2023, interest on the Amendment No. 8 Term Loan is due monthly.
Under the First Lien Credit Agreement, we have access to a senior secured revolving credit facility (the “Revolver”). The outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
In connection with the Company entering into the Eighth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $200,000, and the amount outstanding as of the Eighth Amendment date of $86,434 was repaid. As of April 2, 2023, no amounts have been drawn on the Revolver.
At April 2, 2023, we had approximately $161,044 of available cash, cash equivalents and restricted cash.

Index to Notes

Nine Months Ended April 2, 2023 Compared To the Nine Months Ended March 27, 2022
The following compares the primary categories of the consolidated statements of cash flows for the periods ended April 2, 2023 and March 27, 2022:

	Nine Months Ended		$ Change	% Change
(in thousands)	April 2, 2023	March 27, 2022
Net cash provided by operating activities	$208,802	$142,861	$65,941	46.16%
Net cash used in investing activities	(187,949)	(178,744)	(9,205)	(5.15)%
Net cash provided by financing activities	7,964	21,752	(13,788)	(63.39)%
Effect of exchange rate changes on cash	(9)	15	(24)	(160.00)%
Net change in cash and cash equivalents and restricted cash	$28,808	$(14,116)	$42,924	(304.08)%
During the nine months ended April 2, 2023, net cash provided from operations totaled $208,802, as compared to $142,861 during the same period of the prior fiscal year. The increase in cash provided by operating activities reflects continued higher revenues and profitability after adjusting for non-cash items such as the loss associated with the change in the fair value of the earnout liability. We benefited during the nine months ended April 2, 2023 from continued strong consumer demand and revenues from recently acquired centers.
Investing activities utilized $187,949, reflecting our acquisitions of businesses, capital expenditures and purchases of marketable securities. The increase in cash used in investing activities during the nine months ended April 2, 2023 as compared to the corresponding period last fiscal year mainly reflects the increase in spending for acquisitions. The increase in the purchase price of acquisitions mainly reflects the increase in the quantity and higher value of business acquisitions as compared to the prior year. The decrease in capital expenditures is mainly due to the acquisition of Bowl America during the prior year which was accounted for as an asset acquisition (reflected as purchase of property and equipment in the statement of cash flows). The purchase and sale of marketable securities reflects an investment the Company made and subsequently sold. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.
Financing activities generated $7,964 during the nine months ended April 2, 2023, reflecting proceeds from the Amendment No. 8 Term Loan of $900,000, as well as proceeds from a sale-leaseback financing transaction of $10,363, all of which were partially offset by the payoff of the First Lien Credit Facility Term Loan of $786,166, the payoff of outstanding amounts under the Revolver of $86,434, payments of deferred financing costs of $8,058,the repurchase of treasury stock for $22,036, $4,629 for scheduled long-term debt payments, the settlement of Series A preferred stock for $6,824 and payments of $5,750 for tax withholdings on share-based awards. The net cash provided by financing activities during the corresponding prior year period of $21,752, mainly reflects the net funds received from the Business Combination which were partially offset by scheduled long-term debt payments.
Our contractual obligations primarily include, but are not limited to, debt service, self-insurance liabilities, and leasing arrangements. We believe our sources of liquidity, namely available cash on hand, the undrawn revolver, positive operating cash flows, and access to capital markets will continue to be adequate to meet our contractual obligations, as well as fund working capital, planned capital expenditures, center acquisitions, and execute purchases under our share repurchase program.
Off-Balance Sheet Arrangements
As of April 2, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Estimates
The preparation of our financial statements are in conformity with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. Critical accounting estimates are defined as those

Index to Notes

that require management's most difficult, subjective or complex judgments, and which may result in materially different results under different assumptions and conditions. Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2022 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates for the period ended April 2, 2023.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the quarter ended April 2, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of Business and Significant Accounting Policies of the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $9,000 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Amendment No. 8 Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.

Index to Notes

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
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected. We have evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2023 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2023, our disclosure controls and procedures were not effective because of the material weaknesses described below in Changes in Internal Control Over Financial Reporting.
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

Index to Notes

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
For a description of all material pending legal proceedings, see Note 10 - Commitments and Contingencies of the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
The following table provides information regarding purchases of our securities made by us for the quarter ended April 2, 2023.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2, 2023 to February 5, 2023	400	$13.05	400	$146,645
February 6, 2023 to March 5, 2023	98,420	15.17	98,420	145,152
March 6, 2023 to April 2, 2023	271,792	14.95	271,792	141,089
Total	370,612	$15.01	370,612
On May 16, 2023, the Board of Directors authorized the replenishment of the remaining balance of the share and warrant repurchase program to $200,000.

Index to Notes

Item 6. Exhibits

Exhibit No.	Description
10.1
Eighth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated February 8, 2023 (incorporated by reference to Exhibit 10.1 to Bowlero Corp.’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

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

BOWLERO CORP.

Date:	May 17, 2023	By:	/s/ Brett I. Parker
		Name:	Brett I. Parker
		Title:	Chief Financial Officer
(Principal Financial Officer)