Form 10-K
period 2023-07-02
Bowlero Corp.
filed 2023-09-11
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $520,746,000, based on the closing price of $13.48 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange.
The registrant had outstanding 100,948,208 shares of Class A common stock, 60,819,437 shares of Class B common stock, and 136,373 shares of Series A convertible preferred stock as of August 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Richmond, Virginia	Auditor Firm ID:	34

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to: our ability to design and execute our business strategy; changes in consumer preferences and buying patterns; our ability to compete in our markets; the occurrence of unfavorable publicity; risks associated with long-term non-cancellable leases for our centers; our ability to retain key managers; risks associated with our substantial indebtedness and limitations on future sources of liquidity; our ability to carry out our expansion plans; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; the cost and availability of commodities and other products we need to operate our business; cybersecurity breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other conflicts; public health emergencies and pandemics, such as COVID-19 pandemic, or natural catastrophes and accidents; changes in the regulatory atmosphere and related private sector initiatives; fluctuations in our operating results; economic conditions, including the impact of increasing interest rates, inflation and recession; and other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under Part I, Item 1A “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business
Overview
We are the world’s largest operator of bowling entertainment centers. Since the acquisition of the original Bowlmor Lanes location in 1997 in Greenwich Village, New York City, our journey has continued to revolutionize bowling entertainment. We operate traditional bowling centers and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. Our bowling business is our only operating segment. All amounts are in thousands, except share, per share or as otherwise specifically noted.
Competitive Strengths
We believe our key competitive strengths include our highly loyal customers, diverse product offerings, excellent and well-diversified geographic locations, proven business model, and experienced management team, all of which contribute to our solid track record of sustainable growth and generating positive earnings.

Loyal Customers: With the over 30-million customers we serve each year, we are well-positioned in highly attractive markets across North America to capitalize on the very large addressable markets for bowling and out-of-home entertainment. With our strong market position, we are able to leverage our competitive strengths to grow our business by, among other things, differentiating our bowling, dining, and amusement video game entertainment offerings for our retail, league, and group event customers. Retail consists of our walk-in customers and is by far our largest and most diverse audience. Leagues are a large and stable source of recurring revenue, and group events, such as birthday parties and corporate events, are a consistent revenue stream with significant growth potential.
Branding: Our centers operate under different brand names and our branding plays an integral role in the success of our business. The Bowlero branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and a more robust customer service for individual and group events. The AMF centers are traditional bowling centers in an updated format. In May 2023, we announced the signing of an asset purchase agreement to acquire the Lucky Strike brand and all of its bowling centers. See Recent Developments within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more details on the future acquisition of Lucky Strike.
Diverse Product Offerings: We attribute our success to our many competitive strengths and our ongoing efforts to grow and revitalize all aspects of the bowling industry. We are well positioned in the marketplace with our well-located centers, combined with our strong branding and highly loyal customer base. We have made significant investments over the years in upgrading and converting our centers and training our staff to provide our guests with world-class customer experiences. Our gaming operations pioneer in-center gaming, apps and new technology to bring gaming into and beyond our bowling centers. Our food and beverage offerings are a key element to the overall experience at our centers for which we are well positioned for the price, quality and value. As the leader in bowling entertainment, the Professional Bowlers Association (“PBA”) is a strategic part of our operations, as the PBA has thousands of members and millions of fans across the globe. The PBA is the major sanctioning body for the sport of professional ten-pin bowling in the United States, a membership organization for professional bowlers, and the host of several professional bowling tours and tournaments and related broadcasting.
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
A key part of our growth strategy is center acquisitions. We have an established blueprint for in-market acquisitions, including entering markets through direct purchases or through leasing arrangements, and we continually evaluate potential acquisitions that strategically fit within our overall growth strategy. We acquired 16 bowling centers in fiscal 2023 and 43 bowling centers since the start of fiscal year 2022. In addition, with the pending Lucky Strike acquisition, we expect to add an additional 14 centers across nine states to our portfolio. See in Note 3 - Business Combinations and Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Our Industry
We operate in the leisure industry, which includes entertainment, dining, and amusements. The leisure industry is comprised of a large number of venues ranging from small to large, heavily themed destinations. We are the world’s largest owner and operator of bowling centers, and we are approximately six times larger than the next largest operator of U.S. based bowling centers. The out-of-home entertainment market includes concepts that are broad family entertainment centers, such as amusement parks, movie theaters, sporting events, sports activity centers and arcades. The addressable market in the United States is estimated to be $4,000,000 for bowling and over $100,000,000 for the out-of-home entertainment. We believe we are well-positioned with our competitive advantages to grow our revenues and profitability, especially in light of the shift in consumer spending from products to experiential spending.

Foreign Operations
We currently operate four centers in Mexico and two in Canada. Our Mexican and Canadian centers, combined, represented approximately $13,520 and $8,800 in revenues for the fiscal years 2023 and 2022, respectively, and have combined net assets of $31,200 and $23,000 as of July 2, 2023 and July 3, 2022, respectively. Our foreign operations are subject to various risks of conducting businesses in foreign countries, including changes in foreign currencies, laws, regulations, and economic and political stability.
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
We believe that our principal competitive strengths consist of the quality, variety and unique nature of our entertainment offerings, our established and well-known brands, the quality and value of the food and service we provide, the location, attractiveness, and cleanliness of our centers, and the whole-family fun we offer our guests.
Intellectual Property
We own various trademarks, used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade name and our ownership of trademarks are an important competitive advantage, and we actively seek to protect our interests in such property. See Note 4 - Goodwill and Other Intangible Assets to our consolidated financial statements included in this Annual Report in Form 10-K for more details.
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
Environmental, Social, Governance (“ESG”)
We are committed to advancing a purpose-led vision and fostering a culture that encourages our employees to enhance our business and the communities in which we operate. We endeavor to integrate ESG practices that create sustainable economic value to our employees, stockholders, communities, and other stakeholders.
From an environmental perspective, we have implemented and plan to continue to implement policies and practices with the goal of supporting the continued reduction of energy consumption (thereby reducing greenhouse gas emissions), water, and waste production across the portfolio. Initiatives we have taken include the installation of solar panels on the roofs of our bowling centers, electric vehicle charging stations in the parking lots of our bowling centers, and LED lighting. Additionally, we are continuing to research solar and alternative energy options to further reduce our consumption and carbon footprint.
Human Capital Management
Overview: As of July 2, 2023, we employed approximately 10,083 employees, including approximately 9,611 in the operation of our centers and approximately 472 at the corporate level. We had 3,289 full-time employees and 6,794 part-time employees, of whom 68 were based in Canada and 118 in Mexico. We had 73 employees who are members of a union. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our centers. Each center typically employs a center General Manager, two operation managers, a facilities manager who oversees the maintenance of the facility and bowling equipment, and approximately 20 to 30 associates to handle food and beverage preparation, customer service and maintenance. Our staffing requirements are seasonal, and the number of people we employ at our stores fluctuates throughout the year.
Human Capital Management Strategy: Our reputation for exceptional quality relies on having exceptional people who support our guest-focused mission in our bowling centers, so we ensure that our team is rewarded, engaged and developed to build fulfilling careers. We provide competitive associate wages that are appropriate to employee positions, skill levels, experience, knowledge and geographic location. In the United States, we offer our associates a wide array of health, and welfare benefits, which we believe are competitive relative to others in our industry. We benchmark our benefits plan annually to ensure our associate value proposition remains competitive and attractive to new talent. In our operations in Canada and Mexico, we offer benefits that may vary from those offered to our U.S. associates due to customary local practices and statutory requirements. In all locations, we provide time off benefits, company-paid holidays, recognition programs and career development opportunities.
Workforce Diversity: Diversity, equality, inclusion and belonging are fundamental principles in our culture. We strive to create a workplace where all our associates can thrive and to employ a workforce that represents the communities where we operate and the customers we serve. We are committed to fostering, cultivating, celebrating and preserving a culture of diversity, equality, inclusion and belonging among our associates, customers and suppliers. We embrace our associates’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, caste, veteran status, and other characteristics that make our associates unique. Bowlero’s diversity initiatives include, but are not limited to, our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; terminations; and the ongoing development of a work environment that encourages and enforces respectful communication, teamwork, work/life balance and engaging in community efforts that promote a greater understanding and respect for the principles of diversity.
Our workforce diversity is summarized in the table below:

	Female	Male	Not Declared	Total
American Indian/Alaskan Native	0.3%	0.4%	—%	0.7%
Asian	1.1%	1.9%	—%	3.0%
Black or African-American	9.2%	11.1%	0.1%	20.4%
Hispanic or Latino	9.9%	11.3%	0.2%	21.4%
Native Hawaiian/Pacific Island	0.2%	0.3%	—%	0.5%
Not Declared	1.4%	1.3%	0.7%	3.4%
Two or more Races	2.1%	2.3%	0.1%	4.5%
Unknown	0.1%	—%	—%	0.1%
White	20.1%	25.3%	0.6%	46.0%
Total	44.4%	53.9%	1.7%	100.0%
Business Combination
On December 15, 2021, Isos Acquisition Corporation, a Cayman Islands exempted company, (“Isos”) consummated its acquisition of Bowlero Corp., a Delaware corporation (“Old Bowlero”), pursuant to the business combination agreement, dated as of July 1, 2021, as amended (the “Business Combination Agreement”), between Old Bowlero and Isos. In connection with the consummation of the transactions contemplated by the Business Combination Agreement, Isos was redomiciled as a Delaware corporation and Old Bowlero was merged with and into Isos, with Isos surviving the merger (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, “Isos Acquisition Corporation” was renamed “Bowlero Corp.”

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
Changes in consumer buying patterns and economic slowdowns could negatively affect our results of operations.
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
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms to attract and retain guests. We also test new technology platforms to improve our level of digital engagement with our guests and employees to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.
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
Our substantial indebtedness as of July 2, 2023 and our forecasted current debt service and interest payments in fiscal year 2024 could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions;
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
In addition, failure to meet a leverage-based test that is applicable when our revolving credit facility, along with certain letters of credit, is at least 35% drawn, is a default under the agreement governing our credit facilities. The leverage-based test is calculated in accordance with the agreement governing our credit facilities.
Events beyond our control may affect our ability to comply with our covenants. Additionally, our master lease agreements include cross-default provisions with the agreement governing our credit facilities. If we default under the credit facility because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our covenants under the credit facility or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure you that we would have sufficient funds to repay outstanding amounts under the credit facility and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
The adoption or modification of laws and regulations relating to our business could limit or otherwise adversely affect the manner in which we conduct our business.

The growth and development of the market for online commerce has led to more stringent consumer protection laws, imposing additional burdens on us. We may be required to comply with new regulations or legislation or new interpretations of existing regulations or legislation. This compliance could cause us to incur significant additional expense or alter our business model or could result in substantial fines, civil liability and/or harm to reputation for noncompliance. In addition, the delivery of PBA content in international markets exposes us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.
Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.
We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The production of compelling live, televised, streamed and film content is critical to our ability to generate revenues across our media platforms and product outlets. Our ability to produce compelling content depends on our ability to attract professional bowlers to our tournaments. Professional bowlers are independent agents and make their own decisions on whether or not to participate in a tournament. In addition, we are partially dependent on advertising, sponsorship and marketing revenue from third parties in order to be able to host tournaments. If such third parties decide to sponsor or advertise at other types of sporting events, our costs for hosting tournaments will increase, and we may host fewer tournaments, resulting in a decrease in the amount of content that we can produce.
Effective consumer communications, such as marketing, customer service and public relations are also important. The role of social media by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events post-pandemic, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.
Risks Related to Information Technology and Cybersecurity
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our centers, data centers that process transactions, communication systems and various other software applications used throughout our operations. While some of these systems have been internally developed or we rely on third-party providers and platforms for some of our information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations and could make our content unavailable or degraded. These service disruptions could be prolonged. Our reliance on systems operated by third parties also presents the risks faced by the third party’s business, including the operational, cybersecurity, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations. Our business interruption insurance may not cover us in the event these types of business interruptions occur.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Consumer Privacy Act of 2018, provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry Data Security Standard (“PCI”) compliance at our corporate office and centers. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards.
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
We may be subject to increased labor and insurance costs.
Our operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care and other benefit or working condition regulations also have increased and may continue to increase our labor costs. These increased costs could, in turn, lead us to increase our prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in menu prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including natural disasters, public health emergencies, acts of violence or terrorism, seasonality, weather, and other factors outside our control.
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
Public health emergencies and pandemics such as the COVID-19, including any variants, may result in center closures or cause our guests and associates to avoid visiting our centers, in each case for an indeterminate amount of time. Any such situation could adversely impact cash flows and make it more difficult to fully staff our centers, which could materially adversely affect our business.
Our operating results fluctuate significantly due to seasonal factors. School operating schedules, holidays and weather conditions affect our sales volumes in all of our regions, but the impact and the timing of impact varies in each region. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant impact on our results.
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
We are subject to extensive domestic and international laws and regulations and failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, cost structure and talent availability.
We are subject to various federal, state, and local laws and regulations that govern numerous aspects of our business.
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
The growth and development of the market for online commerce has led to more stringent consumer protection laws, imposing additional burdens on us. Our international operations may also expose us to other additional risks, such as violations of anti-bribery and anti-corruption laws, such as the United States Foreign Corrupt Practices Act, or violations of economic sanctions laws, such as the regulations enforced by the U.S. Department of the Treasury’s Office of Foreign
Assets Control.
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
We are subject to income, sales, use and other taxes in the United States and certain non-U.S. jurisdictions including Mexico and Canada. Changes in applicable U.S. federal, state, local or non-U.S. tax laws and regulations, including the Tax Cuts and Jobs Act (the “Tax Act”), Inflation Reduction Act, and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to these enacted law changes, could affect our effective income tax rate. Further, tax proposals issued recently in the United States under the Biden administration have contained important amendments that could have a material impact on the overall tax position of U.S. taxpayers.
The Organization for Economic Cooperation and Development (the “OECD”), has been working on a Base Erosion and Profit Shifting (“BEPS”) project, and issued a report in 2015, an interim report in 2018, and has issued additional guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in the countries in which we do business. While this project is in an advanced stage, we cannot predict what its outcome will be or what potential impact it may have on our tax obligations and operations. In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Additional guidance and details regarding implementation of these rules continues to be released and the rules are expected to be finalized in the near future. Any implementation of these rules via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
Moreover, the final determination of any potential tax audits or related litigation could be materially different from our historical tax provisions and accruals. The Company currently has open audits in Mexico and in several state and local jurisdictions. Changes in our tax expense or an increase in our tax liabilities, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
Old Bowlero had incurred losses during its history. To the extent that we generate taxable losses or not enough taxable income, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of July 2, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $143,277. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Some states have conformed to the Tax Act or the CARES Act, while others have not.
In addition, Old Bowlero’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”), and state tax authorities including the treatment of the Combination as a reverse acquisition for income tax purposes. Under Sections 382 and 383 of the Code, Bowlero’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of Bowlero’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. It is currently estimated that $36,745 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004 and 2017. The Company expensed $208,697 in the current fiscal year of tax losses that will expire unused due to the limitation caused by the 2004 ownership change. The Company has concluded it has not experienced an ownership change, as defined under Section 382 and 383, since July 2017.
We previously recorded a valuation allowance related to Old Bowlero’s net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Much of these valuation allowances were released in fiscal 2023.
Failure of our internal control over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting, including such a failure or inability to provide timely reporting about the effectiveness of their controls of our third-party service providers on whose controls we rely, could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Historically, Bowlero has had several material weaknesses and significant accounting deficiencies, which may occur again. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock. See “Additional Risks Related to Ownership of Our Class A common stock — The obligations associated with being a public company involve significant expenses and requires significant resources and management attention, which may divert from our business operations.”

We have in prior fiscal years identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, identify additional material weaknesses, or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls over certain financial reporting processes in prior years, including acquisition accounting, accounting for fixed assets, and certain financial reporting disclosures. Additionally, we did not design and maintain effective controls over system access controls to establish segregation of duties for those with roles and responsibilities for the general ledger. We have remediated the material weaknesses identified during the prior fiscal years, which included additional training of existing staff, hiring additional staff with technical accounting skills and engaging third-party experts to assist in accounting for acquisitions and technical areas, as well as the development of more formal internal control processes and improving information technology controls over system access. However, we cannot guarantee that these steps will be sufficient nor that we will not have material weaknesses in the future. These material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.
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
We have discretion over payment of any cash dividends.
Any determination to pay dividends on our common stock is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation now or in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is performing well
As of August 30, 2023, A-B Parent LLC (“Atairos”) and Cobalt Recreation LLC (“Cobalt”), which is indirectly owned by Mr. Shannon, our Chairman, Founder and Chief Executive Officer, collectively beneficially own approximately 92% of the outstanding shares of Bowlero’s common stock (which includes both Class A common stock and Class B common stock). None of Atairos or Cobalt are subject to any lock-ups and are not restricted from selling shares of Bowlero’s common stock held by them, other than by applicable securities laws. We have also registered shares held by the Atairos and Cobalt for sale under various registration statements and such registration statements remain available for use. As such, sales of a substantial number of shares of Bowlero’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may be diverted from our business operations.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. As a result, we have and will continue to incur significant legal, accounting and other expenses due to implementation and maintenance of internal controls over financial reporting as a public company and to remediate any significant deficiencies and material weaknesses in internal controls over financial reporting. Our management team and many of our other employees have devoted and will continue to need to devote substantial time to compliance.
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
When we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
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
Shares of Class B common stock have 10 votes per share, while shares of Class A common stock have one vote per share. Mr. Shannon holds all of the issued and outstanding shares of Class B common stock. Accordingly, Mr. Shannon, directly or indirectly, holds over 80% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions, despite holding only approximately 38% of the total shares of Bowlero’s common stock. So long as at least approximately 18% of the outstanding of shares of our Class B common stock remain outstanding, the holders of Class B common stock will be able to control the outcome of matters submitted to a stockholder vote requiring a majority vote.
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
We have entered into a stockholders agreement with Atairos and Cobalt (the “Stockholders Agreement”), which Mr. Shannon controls, pursuant to which each of Atairos and Cobalt has the right to designate nominees for election to our board of directors at any meeting of our stockholders. The number of nominees that each of Atairos and Cobalt are entitled to nominate is dependent on their respective beneficial ownership of the Class A common stock and the Class B common stock. For so long as Atairos and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Atairos will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Atairos will be entitled to designate one director to our board of directors. For so long as Cobalt and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Cobalt will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Cobalt will be entitled to designate one director to our board of directors.
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
Mr. Shannon, controls a majority of the voting power of Bowlero. As a result, Bowlero is a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:
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

We operate bowling centers in 34 states and territories within the United States, as well as centers in Mexico and Canada. The following summarizes the Company’s current centers in operation by country and ownership classification as of July 2, 2023:

Centers in United States
Leased	280
Owned	42
Total centers in the United States	322

Centers in Mexico
Leased	1
Owned	3
Total centers in Mexico	4

Centers in Canada
Leased	2
Owned	—
Total centers in Canada	2

Total centers	328
The following table summarizes the Company’s current operating centers in the United States by state or territory as of July 2, 2023:

State	Number of Locations	State	Number of Locations
California	46	Massachusetts	5
Florida	31	Wisconsin	5
Virginia	29	Kansas	4
Texas	23	Missouri	4
New York	20	Washington	4
Arizona	17	Michigan	3
Maryland	17	Oklahoma	3
Illinois	14	South Carolina	3
Colorado	13	Iowa	2
Georgia	13	Delaware	1
North Carolina	13	Indiana	1
New Jersey	10	Louisiana	1
Pennsylvania	9	Nebraska	1
Ohio	8	Oregon	1
Alabama	7	Puerto Rico	1
Minnesota	6	Rhode Island	1
Connecticut	5	Tennessee	1
As of July 2, 2023, we currently have seven centers in development, and four permanently closed centers in our real estate portfolio.
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
For a description of all material pending legal proceedings, see Note 11 - Commitments and Contingencies of the notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is currently listed on the NYSE under the symbol “BOWL”.
Holders of Common Stock
As of August 30, 2023, there were 96 holders of record of our Class A common stock. Such amounts do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Issuer Purchases of Equity Securities
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. On May 18, 2022, the Company redeemed all its outstanding warrants. On May 16, 2023, the Board of Directors authorized the initial replenishment of the remaining balance of the repurchase program to $200,000, and on September 6, 2023, the Board of Directors authorized a further replenishment of the then-current balance of the repurchase program to $200,000. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
The Company purchased 7,881,635 shares of our Class A common stock during the fiscal year ended July 2, 2023, 6,937,461 shares of which were purchase under Rule 10b5-1 agreements and 944,174 shares were purchased on the open market. The following table provides information regarding purchases of our securities made by us for the quarter ended July 2, 2023.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
April 3, 2023 to May 7, 2023	999,768	$14.53	999,768	$126,562
May 8, 2023 to June 4, 2023	2,259,841	12.88	2,259,841	185,263
June 5, 2023 to July 2, 2023	3,153,634	11.87	2,209,460	159,499
Total	6,413,243	$12.64	5,469,069

*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Bowlero Corp., the S&P TMI Consumer Discretionary Index
and the S&P 500 Index

$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
12/15/21
12/26/21
03/27/22
07/03/22
10/02/23
01/01/23
04/02/23
07/02/23
Bowlero Corp
S&P TMI Consumer Discretionary
S&P 500

	12/15/21	12/26/21	03/27/22	07/03/22	10/02/22	01/01/23	04/02/23	07/02/23
Bowlero Corp	$100.00	$91.50	$108.60	$110.00	$123.10	$134.80	$169.50	$116.40
S&P TMI Consumer Discretionary	100.00	100.92	90.46	68.55	69.47	64.14	74.06	83.47
S&P 500	100.00	100.37	96.84	81.89	77.08	82.91	89.12	96.92
*Assumes $100 was invested on December 15, 2021, the day our stock began trading as Bowlero Corp., following the Business Combination between Old Bowlero and Isos, including reinvestment of dividends.
Dividend Policy
We have not paid any cash dividends on the Class A common stock to date. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. We may retain future earnings, if any, in order to pursue our business plan, cover operating costs and otherwise remain competitive. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.
For our Series A Preferred Stock, dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. During the year ended July 2, 2023, the Company paid cash dividends of $3,969 on our preferred stock. See Note 15 - Common Stock, Preferred Stock and Stockholders’ Equity of the notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more details.
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
Discussion regarding our financial condition and results of operations for fiscal 2022 compared with fiscal 2021 is included in Item 7 of the Annual Report on Form 10-K for the fiscal period ended July 3, 2022.
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
On December 15, 2021, we completed the Business Combination contemplated by the Business Combination Agreement, dated as of July 1, 2021, as amended on November 1, 2021, by and among Isos and Bowlero Corp. (“Old Bowlero”). Pursuant to the Business Combination Agreement, Old Bowlero was merged with and into Isos, with Isos surviving the merger, and Isos was renamed “Bowlero Corp.” See Note 2 - Significant Accounting Policies of the notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more details.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of centers to more upscale entertainment concepts offering a broader range of offerings, the opening of new centers and acquisitions. A core tenet of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of Selling, General and Administrative expenses (“SG&A”). For fiscal year 2023 as compared to fiscal 2022, the Company’s total revenue (inclusive of acquisitions and new centers) increased by approximately 16% and the Company’s total revenue on a same-store basis increased by approximately 12%.
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in both periods presented, such as recently acquired centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. We continue to see positive momentum for future demand and we have recovered to far better than pre-pandemic performance.
Recent Developments
Bowlero’s results for the fiscal year ended July 2, 2023 exhibited continued strong revenue growth. This growth has been bolstered by the strength of our business model, the increase in confidence of our customers, and the resilience in the bowling market. Additionally, the further improvements in our results demonstrate our continued ability to execute our growth strategy and business model. To highlight the Company’s recent activity during the fiscal year ended July 2, 2023:
•We acquired 16 bowling entertainment centers, which we believe will aid the Company in several key geographic markets and aid in leveraging our fixed costs.
•We have a strong pipeline of potential acquisitions that we continue to actively evaluate. We have signed five agreements to acquire 19 centers, which are set to close in fiscal year 2024. This includes the agreement to acquire the assets of Lucky Strike Entertainment, LLC (“Lucky Strike”), which consists of 14 locations across nine states.
•We are negotiating four lease agreements for build-outs of new bowling entertainment centers and have a total of six signed leases for build-outs of new bowling entertainment centers in prime markets.

•We launched MoneyBowl, the Company’s proprietary skill-based gamification app. MoneyBowl is now active in 64 centers as of July 2, 2023, which represents 20% of the center population. Total downloads are now over 85,000.
•We renovated or remodeled 38 bowling centers and expanded or refurbished arcades in 26 centers.
•On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested and are no longer subject to the applicable vesting restrictions. See Note 13 - Earnouts in the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for further information.
Presentation of Results of Operations
The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods. Our current fiscal year was fifty-two weeks and ended on July 2, 2023 (“fiscal 2023”). The fiscal year ended July 3, 2022 (“fiscal 2022”) was fifty-three weeks, which consisted of an extra week in the fourth quarter as compared to our fifty-two week fiscal years.
All amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Results of Operations
Fiscal Year Ended July 2, 2023 Compared To the Fiscal Year Ended July 3, 2022
Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the fiscal years ended presented below:

	Fiscal Year Ended
(in thousands)	July 2, 2023	%(1)	July 3, 2022	%(1)	Change	% Change
Revenues	$1,058,790	100.0%	$911,705	100.0%	$147,085	16.1%
Costs of revenues	716,384	67.7%	609,971	66.9%	106,413	17.4%
Gross profit	342,406	32.3%	301,734	33.1%	40,672	13.5%

Operating (income) expenses:
Selling, general and administrative expenses	137,919	13.0%	180,702	19.8%	(42,783)	(23.7)%
Asset impairment	1,601	0.2%	1,548	0.2%	53	3.4%
Gain on sale of assets	(2,240)	(0.2)%	(4,109)	(0.5)%	(1,869)	(45.5)%
Other operating expense	4,326	0.4%	6,968	0.8%	(2,642)	(37.9)%
Total operating expense	141,606	13.4%	185,109	20.3%	(43,503)	(23.5)%

Operating profit	200,800	19.0%	116,625	12.8%	84,175	72.2%

Other expenses:
Interest expense, net	110,851	10.5%	94,460	10.4%	16,391	17.4%
Change in fair value of earnout liability	85,352	8.1%	25,800	2.8%	59,552	*
Change in fair value of warrant liability	—	—%	26,840	2.9%	(26,840)	*
Other expense	6,792	0.6%	149	—%	6,643	*
Total other expense	202,995	19.2%	147,249	16.2%	55,746	37.9%

Loss before income tax benefit	(2,195)	(0.2)%	(30,624)	(3.4)%	28,429	92.8%

Income tax benefit	(84,243)	(8.0)%	(690)	(0.1)%	83,553	*

Net income (loss)	$82,048	7.7%	$(29,934)	(3.3)%	111,982	*
___________
Note: Fiscal 2023 consisted of 52 weeks compared to fiscal 2022, which consisted of 53 weeks.
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For fiscal 2023, revenues totaled $1,058,790 and represented an increase of $147,085, or 16%, over the prior fiscal year. The Company’s revenues for fiscal 2023 as compared to fiscal 2022 increased by 12% on a same-store basis. The overall increase in revenues is due to the continued organic growth, positive market conditions, and the impact of 16 centers added through current year acquisitions, all of which were partially offset by the additional week in fiscal 2022. If fiscal 2022 had not included an additional week, the increase in revenues for fiscal 2023 as compared to fiscal 2022 would have been higher by approximately $14,921 and would have increased by $162,006 or 18%, and increased by 12% on a same-store basis. The following table summarizes the increase in the Company’s revenues on a same-store-basis for fiscal 2023 compared to fiscal 2022 (including the additional week):

	Fiscal Year Ended
(in thousands)	July 2, 2023	July 3, 2022	Change	% Change
Center revenues on a same-store basis	$925,143	$823,277	$101,866	12%
Revenues for media, new and closed centers	133,647	88,428	45,219	51%
Total revenues	$1,058,790	$911,705	$147,085	16%
Same-store revenues includes revenues from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The increase in same-store revenues during the year ended July 2, 2023 reflects, among other factors, continued favorable demand for our products and services and price increases.
Cost of Revenues: Our cost of revenues includes costs that are not variable or are less variable with changes in revenues, such as depreciation, amortization, rent and property taxes, as well as more variable costs that include labor, food and beverage costs, prize funds, supplies, utilities, production expenses, and amusement costs. The overall increase in cost of revenues of $106,413, or 17%, corresponds to the increase in revenues, as well as higher costs due to inflation, partially offset with one week less in fiscal 2023 as compared to fiscal 2022. Increases in costs were in most areas and include higher costs with labor, utilities, food and beverage, as well as increases in depreciation, insurance and other operational costs such as security and supplies. Labor costs were higher because of additional staffing and higher labor pay rates to support growing business. Depreciation costs increased because of added depreciation from acquisitions of businesses and capital expenditures. Cost of revenues as a percent of revenues was nearly flat when comparing fiscal year 2023 to fiscal year 2022. Additionally, we have increased prices in an effort to address the impact of higher costs and to support margin and profit levels.
Gross Profit: Our gross profit increased $40,672, or 13%, to $342,406, primarily due to the $147,085 increase in revenues, partially offset by the 80 basis point decrease in gross profit margin (gross profit divided by revenues). The decrease in gross profit margin reflects the impact of unusually high inflation.
Selling, general and administrative expenses (“SG&A”): SG&A expenses include employee-related costs, such as payroll and benefits, as well as depreciation and amortization (excluding those related to our center operations), media and promotional expenses. SG&A expenses decreased $42,783, or 24%, to $137,919, mainly due to the $68,405 in transaction costs during the prior fiscal year related to the Business Combination, which were partially offset by increases during the current fiscal period in various SG&A costs not directly associated with the Business Combination. The increases in SG&A costs not directly associated with the Business Combination include compensation costs and increases in other costs, including professional fees and insurance. Increases in compensation and benefits were $11,583, equity compensation increased $7,783, professional fees increased $3,330, and insurance costs increased $702. The increase in compensation costs not associated with the Business Combination mainly reflects rebuilding staff after the interruption caused by the pandemic, increases in pay rates and higher staffing to support the increase in business and the costs we incur as a public reporting company. The increase in share-based compensation costs not associated with the Business Combination reflects equity awards to key members of management as an incentive to motivate and retain associates. The increases in insurance costs and professional fees not directly related to the Business Combination include higher costs associated with the growth in our business, costs associated with being a public reporting company and higher costs due to inflation. Total SG&A expenses as a percent of revenues for fiscal 2023 was approximately 13.0%, as compared to approximately 20% during the corresponding period last fiscal year. Excluding the impact of the transaction costs associated with the Business Combination, SG&A costs as a percentage of revenues increased from 12% to 13.0% mainly due to costs increasing at a higher rate than revenues.
Interest expense, net: Interest expense primarily relates to interest on debt and finance leases. Interest expense increased $16,391, or 17%, to $110,851. The higher interest expense is primarily the result of higher interest rates and an increase in our debt and lease obligations during fiscal 2023 as compared to fiscal 2022.
Change in fair value of earnouts and warrants: Changes in the fair value of the earnout liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The estimated fair value of the earnout liability is determined using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles. The unfavorable impact on the statement of operations during the year ended July 2, 2023 is a non-cash expense and was due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price. On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested, settled into equity and are no longer included in the Earnout liability on the consolidated balance sheet.

As a result of the completion of the redemption of the warrants in fiscal 2022, the Company no longer has any warrants outstanding. Therefore, there were no changes in the fair value of warrants during fiscal 2023.
Other expense: Other expenses include various cost related to specific transactions that are not considered ongoing or frequently recurring activities as part of the Company’s operations. The increase in other expenses is mainly due to the $6,786 in costs that were expensed associated with the refinancing of the First Lien Credit Facility Term Loan and Incremental Term Loan.
Income Taxes: Income tax benefit and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position.
The income tax benefit for fiscal 2023 is mainly due to the non-cash income tax benefit resulting from the release of a significant portion of the valuation allowances for deferred tax assets, as well as the favorable impact resulting from changes in estimates associated with certain income tax credits and tax deductible expenses, which were partially offset by state income tax expense, due to higher income and certain non-deductible expenses. As of July 2, 2023, a large portion of our U.S. federal, state and foreign deferred tax assets, net of deferred tax liabilities, were no longer subject to valuation allowances based on our cumulatively positive financial results (considered to be objectively verifiable) and estimates of our future income, with the exception of any potentially remaining net operating losses subject to potential limitation, including limitations under Internal Revenue Code Section 382 or 383, separate return loss year rules, or state tax loss limitations. The release of the valuation allowances was a $135,061 non-cash income tax benefit in our consolidated statement of operations and the favorable impact of federal income tax credits was approximately $7,708, all of which were partially offset by, among other things, $41,901 in write-off of net operating losses (NOLs) mainly due to Section 382 limitations and non-deductible expenses, including $17,924 in business combination, earnouts and asset acquisition items. The $41,901 of NOL write off had been fully reserved with a valuation allowance in prior periods. The associated valuation allowance was also written off and is included in the $135,061 valuation allowance non cash income tax benefit. The prior year income tax benefit was mainly driven by the release of a portion of the valuation allowance for deferred tax assets resulting from recording of deferred tax liabilities associated with accounting for the acquisition of Bowl America, which was partially offset by increases in income tax expense due to higher taxable income with improved operating results and income from the sale of certain Bowl America non-operating assets.
The amount of income taxes the Company pays is subject to audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of our tax positions and accrues estimated amounts for applicable tax positions. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, liabilities for applicable tax positions are adjusted as necessary. The Company currently has open income tax audits in Mexico and in one state.
Non-GAAP measure
Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Changes in the value of earnouts and warrants, and Other. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing twelve month Adjusted EBITDA do not reflect:
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net income (loss) to Adjusted EBITDA for the fiscal years ended July 2, 2023 and July 3, 2022:

(in thousands)	July 2, 2023	July 3, 2022
Net income (loss)	$82,048	$(29,934)
Adjustments:
Interest expense	112,160	94,460
Income tax benefit	(84,243)	(690)
Depreciation, amortization and impairment charges	117,281	108,505
Share-based compensation	15,742	50,236
Closed center EBITDA (1)	3,319	1,480
Foreign currency exchange (gain) loss	(53)	5
Asset disposition gain	(2,240)	(4,109)
Transactional and other advisory costs (2)	23,635	43,512
Changes in the value of earnouts and warrants (3)	85,352	52,789
Other, net (4)	1,343	121
Adjusted EBITDA	$354,344	$316,375
Adjusted EBITDA represents Net income (loss) before Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Changes in the value of earnouts and warrants and Other. Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
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
(3)The adjustment for changes in the value of earnouts and warrants is to remove of the impact of the revaluation of the earnouts and warrants. As a result of the Business Combination, the Company recorded liabilities for earnouts and warrants. Changes in the fair value of the earnout and warrant liabilities are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact. The adjustment also includes realized costs associated with the settlement of warrants during past reporting periods.
(4)Other includes the following related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations: (i) non-routine expenses, net of recoveries for matters outside the normal course of business and (ii) other individually de minimis expenses. Certain prior year amounts have been reclassified to conform to current year presentation.
Liquidity and Capital Resources
We manage our liquidity through assessing available cash-on-hand, our ability to generate cash and our ability to borrow or otherwise raise capital to fund operating, investing and financing activities. The Company remains in a positive financial position with available cash balances.

A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new centers and upgrading and converting existing centers. We believe our financial position, generation of cash, available cash on hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage and potential borrowing restrictions imposed by our lenders. See “Risk Factors” for further information.
On February 8, 2023, we entered into an Eighth Amendment (the “Eighth Amendment”) to the First Lien Credit Agreement. The Eighth Amendment provided for a new $900,000 term loan maturing on February 8, 2028 (the “Amendment No. 8 Term Loan”). Proceeds of the Amendment No. 8 Term Loan were used to refinance the existing First Lien Credit Facility Term Loan, to repay all amounts outstanding on the Revolver, and for general corporate purposes. The Amendment No. 8 Term Loan bore interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.50%.
On June 13, 2023, the Company entered into a Ninth Amendment (the “Ninth Amendment”) to the First Lien Credit Agreement. The Ninth Amendment provided for an incremental term loan in the amount of $250,000 (the “Incremental Term Loan”) to the Amendment No. 8 Term Loan for an aggregate principal amount of $1,150,000. Proceeds of the Incremental Term Loan were used to repay all amounts outstanding on the Revolver and for general corporate purposes. In addition, the Ninth Amendment increased the Amendment No. 8 Term Loan quarterly principal payments beginning on September 29, 2023 from $2,250 to $2,875.
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
In connection with the Company entering into the Ninth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $235,000, and the amount outstanding as of the Ninth Amendment date of $100,000 was repaid.
As of July 2, 2023, no amounts are drawn on the Revolver.
At July 2, 2023, we had approximately $195,633 of available cash and cash equivalents.
Fiscal Year Ended July 2, 2023 Compared To the Fiscal Year Ended July 3, 2022
The following compares the primary categories of the consolidated statements of cash flows for the years ended July 2, 2023 and July 3, 2022:

	Fiscal Year Ended		$ Change	% Change
(in thousands)	July 2, 2023	July 3, 2022
Net cash provided by operating activities	$217,787	$177,670	$40,117	22.58%
Net cash used in investing activities	(253,218)	(220,345)	(32,873)	(14.92)%
Net cash provided by (used in) financing activities	98,957	(12,136)	111,093	(915.40)%
Effect of exchange rate changes on cash	(129)	(46)	(83)	180.43%
Net change in cash and cash equivalents	$63,397	$(54,857)	$118,254	(215.57)%
The increase in cash provided by operating activities mainly reflects higher profitability driven by increased revenues. We benefited during fiscal year 2023 from continued positive consumer demand and revenues from recently acquired centers.
Investing activities utilized $253,218, reflecting our acquisitions of businesses and capital expenditures of $111,664 as well as center conversions and related capital expenditures. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.

Financing activities provided $98,957 in fiscal 2023, reflecting net proceeds of $287,957 from refinancing activities, partially offset by $96,004 utilized for the repurchase of treasury stock, $80,825 for the settlement of Series A preferred stock for cash and scheduled long-term debt payments.
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
Impairment of Long-Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets (such as Bowlero and Professional Bowlers Association trade names), including property and equipment, right-of-use assets and other definite-lived intangibles such as trade names and customer relationships are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.
For long-lived assets, an impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. The Company recognized impairment charges of $1,601 and $1,548 in fiscal years 2023 and 2022, respectively. The impairments primarily relate to long-lived assets for an open center and closed centers. We estimated the fair value of these assets utilizing the business enterprise valuation based on discounted cash flows for the open center, and for the closed centers, the market approach using orderly liquidation values or broker quotes for sale of similar properties. We then compared these fair values to the related carrying value of the long-lived assets.
Impairment of Indefinite-Lived Intangible Assets
Management assesses impairment of indefinite-lived intangible assets, including goodwill, brokered liquor licenses on a quota system and our Bowlero and Professional Bowlers Association trade names, on an annual basis during the fourth quarter or more frequently under certain circumstances.
We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity-specific events. For fiscal 2023 and 2022, we performed a qualitative assessment of goodwill and the vast majority of indefinite-lived intangible assets other than goodwill, except for liquor licenses. There were no impairment charges for goodwill, indefinite-lived intangible or liquor licenses recorded in fiscal 2023 or 2022.
Valuation of Earnouts
The estimated fair value of the earnout liability is determined by using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate and performance hurdles.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the year ended July 2, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 2 - Significant Accounting Policies of the notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of Isos’ IPO (March 5, 2026), (b) in which we have total annual gross revenue of at least $1,235,000 or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700,000 as of the end of the second fiscal quarter of that fiscal year; and (2) the date on which we have issued more than $1,000,000 in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in, among other things, interest rates, credit risk, labor costs, health insurance claims and foreign currency exchange rates, which could impact its results of operations and financial condition. We attempt to address our exposure to these risks through our normal operating and financing activities.
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $11,500 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Amendment No. 8 Term Loan of $800,000. We designated the collars as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements		Page

Report of Independent Registered Public Accounting Firm		34

Consolidated Balance Sheets as of July 2, 2023 and July 3, 2022		36
Consolidated Statements of Operations for the years ended July 2, 2023, July 3, 2022 and June 27, 2021		38
Consolidated Statements of Comprehensive Income (Loss) for the years ended July 2, 2023, July 3, 2022 and June 27, 2021		39
Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) for the years ended July 2, 2023, July 3, 2022 and June 27, 2021		40
Consolidated Statements of Cash Flows for the years ended July 2, 2023, July 3, 2022 and June 27, 2021		42

Notes to Consolidated Financial Statements		43
Note 1	Description of Business	44
Note 2	Significant Accounting Policies	44
Note 3	Business Combinations and Acquisitions	53
Note 4	Goodwill and Other Intangible Assets	57
Note 5	Property and Equipment	58
Note 6	Leases	59
Note 7	Supplemental Cash Flow Information	63
Note 8	Accrued Expenses	63
Note 9	Debt	64
Note 10	Income Taxes	66
Note 11	Commitments and Contingencies	68
Note 12	Warrants	68
Note 13	Earnouts	69
Note 14	Fair Value of Financial Instruments	70
Note 15	Common Stock, Preferred Stock and Stockholders’ Equity	71
Note 16	Stock Based Compensation	73
Note 17	Net Income (Loss) Per Share	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bowlero Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bowlero Corp. and subsidiaries (the "Company") as of July 2, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in temporary equity and stockholders' equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2023 and the results of its operations and its cash flows for the year ended July 2, 2023, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in the year ended July 2, 2023 due to adoption of Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Richmond, Virginia
September 11, 2023

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bowlero Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Bowlero Corp. and subsidiaries (the Company) as of July 3, 2022, the related consolidated statements of operations, comprehensive loss, temporary equity and stockholders’ deficit, and cash flows for the fiscal years ended July 3, 2022 and June 27, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2022, and the results of its operations and its cash flows for the years ended July 3, 2022 and June 27, 2021, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2002 to 2022.
Richmond, Virginia
September 15, 2022

Bowlero Corp.
Consolidated Balance Sheets
July 2, 2023 and July 3, 2022
(Amounts in thousands)

	July 2, 2023	July 3, 2022
Assets
Current assets:
Cash and cash equivalents	$195,633	$132,236
Accounts and notes receivable, net of allowance for doubtful accounts of $551 and $504, respectively	3,092	5,227
Inventories, net	11,470	10,310
Prepaid expenses and other current assets	18,395	12,732
Assets held-for-sale	2,069	8,789
Total current assets	230,659	169,294

Property and equipment, net	697,850	534,721
Internal use software, net	17,914	11,423
Property and equipment under capital leases, net	—	262,703
Operating lease right of use assets, net	449,085	—
Finance lease right of use assets, net	515,339	—
Intangible assets, net	90,986	92,593
Goodwill	753,538	742,669
Deferred income tax asset	73,807	—
Other assets	12,096	41,022
Total assets	$2,841,274	$1,854,425

Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$121,226	$101,071
Current maturities of long-term debt	9,338	4,966
Current obligations of operating lease liabilities	23,866	—
Other current liabilities	14,281	13,123
Total current liabilities	168,711	119,160

Long-term debt, net	1,138,687	865,090
Long-term obligations under capital leases	—	397,603
Long-term obligations of operating lease liabilities	431,295	—
Long-term obligations of financing lease liabilities	652,450	—
Earnout liability	112,041	210,952
Other long-term liabilities	34,380	54,418
Deferred income tax liabilities	4,160	14,882
Total liabilities	2,541,724	1,662,105

Commitments and Contingencies (Note 11)

Bowlero Corp.
Consolidated Balance Sheets
July 2, 2023 and July 3, 2022
(Amounts in thousands)

	July 2, 2023	July 3, 2022
Temporary Equity
Series A preferred stock	$144,329	$206,002

Stockholders’ Equity (Deficit)
Class A common stock	11	11
Class B common stock	6	6
Additional paid-in capital	506,112	335,015
Treasury stock, at cost	(135,401)	(34,557)
Accumulated deficit	(219,659)	(312,851)
Accumulated other comprehensive income (loss)	4,152	(1,306)
Total stockholders’ equity (deficit)	155,221	(13,682)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$2,841,274	$1,854,425
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Operations
Fiscal Years Ended July 2, 2023, July 3, 2022 and June 27, 2021
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Revenues	$1,058,790	$911,705	$395,234
Costs of revenues	716,384	609,971	374,255
Gross profit	342,406	301,734	20,979

Operating (income) expenses:
Selling, general and administrative expenses	137,919	180,702	78,335
Asset impairment	1,601	1,548	386
Gain on sale of assets	(2,240)	(4,109)	(46)
Other operating expense	4,326	6,968	1,131
Business interruption insurance recoveries	—	—	(20,188)
Total operating expense	141,606	185,109	59,618

Operating profit (loss)	200,800	116,625	(38,639)

Other expenses:
Interest expense, net	110,851	94,460	88,857
Change in fair value of earnout liability	85,352	25,800	—
Change in fair value of warrant liability	—	26,840	—
Other expense	6,792	149	—
Total other expense	202,995	147,249	88,857

Loss before income tax benefit	(2,195)	(30,624)	(127,496)

Income tax benefit	(84,243)	(690)	(1,035)
Net income (loss)	82,048	(29,934)	(126,461)

Series A preferred stock dividends	(23,831)	(10,233)	(8,015)
Earnings allocated to Series A preferred stock	(4,881)	—	—
Net income (loss) attributable to common stockholders	$53,336	$(40,167)	$(134,476)

Net income (loss) per share attributable to Class A and B common stockholders
Basic	$0.32	$(0.26)	$(0.92)
Diluted	$0.30	$(0.26)	$(0.92)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	165,508,879	155,837,154	146,848,329
Diluted	175,821,396	155,837,154	146,848,329
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Comprehensive Income (Loss)
Fiscal Years Ended July 2, 2023, July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Net income (loss)	$82,048	$(29,934)	$(126,461)
Other comprehensive income, net of income tax:
Unrealized gain (loss) on derivatives	3,385	60	(371)
Reclassification to earnings	—	8,809	9,002
Foreign currency translation adjustment	2,073	(771)	977
Other comprehensive income	5,458	8,098	9,608
Total comprehensive income (loss)	$87,506	$(21,836)	$(116,853)
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)
Fiscal Years Ended July 2, 2023, July 3, 2022 and June 27, 2021
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

Bowlero Corp.
Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)
Fiscal Years Ended July 2, 2023, July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net income	—	—	—	—	—	—	—	—	—	82,048	—	82,048
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	—	—	11,144	—	11,144
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	3,385	3,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	2,073	2,073
Share-based compensation	—	—	481,811	—	—	—	—	—	14,322	—	—	14,322
Settlement of Earnout Shares	—	—	4,670,495	—	4,908,234	—	—	—	180,656	—	—	180,656
Settlement of Series A preferred stock	(63,627)	(67,338)	—	—	—	—	—	—	(14,247)	—	—	(14,247)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(7,881,635)	—	—	—	7,881,635	(100,844)	—	—	—	(100,844)
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Cash Flows
Fiscal Years Ended July 2, 2023, July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Operating activities
Net income (loss)	$82,048	$(29,934)	$(126,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment	1,601	1,548	386
Depreciation and amortization	109,405	106,957	91,851
Gain on sale of assets, net	(2,240)	(4,109)	(46)
Income from joint venture	(409)	(388)	(223)
Loss on refinance of debt	—	953	—
Loss on repurchase of warrants	—	149	—
Amortization of deferred financing costs	3,238	3,502	3,431
Non-cash interest expense on capital lease obligation	—	5,098	6,986
Non-cash interest expense on finance lease obligation	5,736	—	—
Non-cash operating lease expense	30,796	—	—
Non-cash portion of gain on lease modification	(2,175)	—	—
Amortization of deferred rent incentive	—	(281)	(1,766)
Amortization of deferred sale lease-back gain	—	(1,015)	(1,204)
Deferred income taxes	(86,478)	(6,879)	(1,418)
Share-based compensation	15,742	50,236	3,164
Distributions from joint venture	445	401	210
Change in fair value of earnout liability	85,352	25,800	—
Change in fair value of warrant liability	—	26,840	—
Change in fair value of marketable securities	(852)	—	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(561)	(1,928)	458
Inventories	(1,007)	(1,925)	(137)
Prepaid expenses, other current assets and other assets	(3,106)	(6,301)	(2,184)
Accounts payable and accrued expenses	3,370	(409)	40,073
Other current liabilities	(3,585)	6,677	725
Other long-term liabilities	(19,533)	2,678	44,387
Net cash provided by operating activities	217,787	177,670	58,232

Investing activities
Purchases of property and equipment	(149,331)	(162,371)	(43,137)
Purchases of intangible assets	(206)	(2,427)	(60)
Proceeds from sale of property and equipment	6,931	17,105	1,273
Proceeds from sale of intangibles	200	—	140
Purchase of marketable securities	(44,855)	—	—
Proceeds from sale of marketable securities	45,707	—	—
Acquisitions, net of cash acquired	(111,664)	(72,652)	(4,892)
Net cash used in investing activities	(253,218)	(220,345)	(46,676)

Bowlero Corp.
Consolidated Statements of Cash Flows
Fiscal Years Ended July 2, 2023, July 3, 2022 and June 27, 2021
(Amounts in thousands)

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Financing activities
Repurchase of treasury stock	$(96,004)	$(31,463)	$—
Repurchase of warrants	—	(5,375)	—
Repurchase of Series A preferred stock - Old Bowlero	—	(145,298)	—
Settlement of Series A preferred stock	(80,825)	—	—
Dividends on Series A preferred stock	(3,969)	—	—
Proceeds from issuance of Series A preferred stock	—	95,000	—
Proceeds from issuance of Class A common stock to Isos investors	—	94,413	—
Proceeds from share issuance	590	—	—
Transaction costs related to Merger recapitalization	—	(20,670)	—
Proceeds from PIPE Investment	—	150,604	—
Proceeds from Forward Investment	—	100,000	—
Payment to existing shareholders of Old Bowlero	—	(226,000)	—
Payments for tax withholdings on share-based awards	(5,812)	(503)	—
Consideration paid to existing option holders of Old Bowlero	—	(15,467)	—
Settlement of contingent consideration	1,000	—	—
Proceeds from Amendment No. 8 Term Loan and Incremental Loan	1,150,000	—	—
Proceeds from Revolver draws	100,000	86,434	—
Payoff of First Lien Credit Facility Term Loan	(786,166)	—	—
Payment of long-term debt	(4,861)	(10,263)	(8,211)
Payment on finance leases	(903)	—	—
Payment of First Lien Credit Facility Revolver	—	(39,853)	—
Proceeds from equipment loans	15,418	—	—
Proceeds of Incremental Liquidity Facility	—	—	45,000
Payment of Incremental Liquidity Facility	—	(45,000)	—
Payoff of Revolver	(186,434)	—	—
Proceeds from sale-leaseback financing	10,363	—	—
Payment of deferred financing costs	(13,440)	(977)	(1,984)
Construction allowance receipts	—	2,282	—
Net cash provided by (used in) financing activities	98,957	(12,136)	34,805

Effect of exchange rates on cash	(129)	(46)	27

Net increase (decrease) in cash and cash equivalents	63,397	(54,857)	46,388
Cash and cash equivalents at beginning of period	132,236	187,093	140,705
Cash and cash equivalents at end of period	$195,633	$132,236	$187,093
See accompanying notes to consolidated financial statements.

BOWLERO CORP.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share amounts or otherwise noted)

(1) Description of Business
Bowlero Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”) is the world’s largest operator of bowling entertainment centers.
The Company operates bowling centers under different brand names, including AMF and Bowlero. The AMF-branded centers are traditional bowling centers and the Bowlero-branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded centers are more upscale and some Bowlero branded centers are more traditional. All of our centers, regardless of branding, are managed in a fully integrated and consistent basis since all of our centers are in the same business of operating bowling entertainment. The following summarizes the Company’s centers by country and major brand as of the fiscal year ended July 2, 2023.

Bowlero	203
AMF & other	119
Total centers in the United States	322
Mexico (AMF)	4
Canada (AMF and Bowlero)	2
Total	328
Segment Information
The Company has one operating segment, which consists of operating a bowling entertainment business. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Management continually assesses the Company’s operating structure, and this structure could be modified based on future circumstances and business conditions. Our CODM assesses performance based on consolidated as well as bowling center-level revenue and operating profit.
The Company attributes revenue to individual countries based on the Company’s bowling center locations. The Company’s bowling centers are located in the United States, Mexico, and Canada. The Company’s revenues generated outside of the United States for fiscal years 2023, 2022 and 2021 were not material. The Company’s long-lived assets located in Mexico and Canada are not material.
(2) Significant Accounting Policies
Basis of Presentation
Reverse Recapitalization: On December 15, 2021, (the “Closing Date”), the Company consummated the previously announced Business Combination pursuant to the Business Combination Agreement (“Business Combination Agreement”) dated as of July 1, 2021, by and among Bowlero Corp. prior to the Closing Date (“Old Bowlero”) and Isos Acquisition Corporation (“Isos”).
Notwithstanding the legal form of the Business Combination pursuant to the Business Combination Agreement, the Business Combination is accounted for as a reverse recapitalization. Under this method of accounting, Isos is treated as the acquired company and Old Bowlero is treated as the acquirer for accounting and financial statement reporting purposes.
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
The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of the Company, thus the shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 24.841 established in the Business Combination Agreement.
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
Fiscal Year: The Company reports on a fiscal year ending on the Sunday closest to June 30th with each quarter generally comprising thirteen weeks. Fiscal year 2023 contained fifty-two weeks and ended on July 2, 2023. Fiscal year 2022 contained fifty-three weeks and ended on July 3, 2022, and the 53rd week fell within the fourth quarter. Fiscal year 2021 contained fifty-two weeks and ended on June 27, 2021.
Reclassification: Certain amounts reported within our prior year consolidated balance sheet have been reclassified to conform to current year presentation. Accounts payable and Accrued expenses were presented separately within our prior year consolidated balance sheet. Accounts payable and Accrued expenses are now presented in aggregate as Accounts payable and accrued expenses.

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
Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $166,510 and $88,067 at July 2, 2023 and July 3, 2022, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $9,066 and $8,688 at July 2, 2023 and July 3, 2022, respectively.
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
Inventories: Inventory, which includes operational items such as food and beverages, is valued at the lower of cost or net realizable value on a first-in, first-out basis.
Prepaid Expenses and Other Current Assets: Prepaid expenses consists primarily of payments made for goods and services to be received in the near future. Prepaid expenses consists of prepaid rents, sales tax, insurance premiums, deposits, and other costs. Other current assets of $5,892 and $676 at July 2, 2023 and July 3, 2022, respectively, are included with prepaid expenses on our consolidated balance sheets.
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
Estimated useful lives of property and equipment are as follows:

Buildings and improvements	2 – 39 years
Leasehold improvements	lesser of asset’s useful life or lease term (1 month– 15 years)
Equipment, furniture, and fixtures	2 – 15 years
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
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects. Interest costs are capitalizable for all assets that require a period of time to get them ready for their intended use (an acquisition period). The amount capitalized in an accounting period is determined by applying the capitalization rate to the accumulated expenditures for the asset during the period. The capitalization rate used is based on the rates applicable to borrowings outstanding during the construction period.

Leases under ASC 842: The Company determines if a contract is or contains a lease at contract inception or on the modification date of an existing contract.
The Company has leasing arrangements that contain both lease and non-lease components. Our lease components primarily include the building and land for bowling entertainment centers, and our non-lease components primarily include common area maintenance and utilities for these real estate leases. We account for both the lease and non-lease components as a single component for all classes of underlying assets.
The Company has three master lease agreements with a single landlord covering over 200 bowling centers. Two of those master leases contain initial terms ending in 2047 with 8 renewal options for 10 years each. The third master lease contains an initial term ending in 2044 with 8 renewal options for 10 years each.
The master lease agreements contain restrictions and covenants such as the following:
a.Requirements to comply with certain covenants, which, if not met, would require the Company to maintain cash security or provide letters of credit in favor of the landlord in amounts up to 1 year in rent, depending on the circumstances.
b.Options that allow the landlord to purchase and lease back the bowling equipment at each site in the event that certain requirements are not met
c.Certain restrictions on investments, payments, and acquisitions, in the event predefined financial metrics aren’t met
Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date of the lease based on the present value of the future lease payments over the remaining lease term. Only fixed lease payments are included in the lease liability. At the lease commencement, the ROU asset is measured based on the present value of the lease liability plus any initial direct costs and/or prepaid lease payments, and deducting any lease incentives. For business combinations, the right-of-use asset is adjusted based on favorability or unfavorability of acquired leases.
The Company’s fixed lease payments primarily include base rent and lease incentives for tenant improvements. Our leases also include the following variable costs: common area maintenance, utilities, real estate taxes, property insurance, variable payments based on a percentage of sales or based on reaching pre-defined sales thresholds. Some leases contain lease payments that depend on indices or fair market value rent. A change in the index or fair market rent rate does not result in the remeasurement of the lease liability or ROU asset. The additional lease payments related to the index or fair market rent rate increases are recognized as variable payments in the period in which they occur. However, if we remeasure the lease payments, then we are required to remeasure the lease payments that depend on an index or a rate by using the index or fair market rent rate in effect on the remeasurement date.
Outside of the master leases, the initial lease terms for our real estate leases are generally 10-15 years with renewal options for periods up to five years each. The options to extend are generally not considered reasonably certain at lease commencement, however, the Company reevaluates our leases on a regular basis to determine if recent strategic changes or capital expenditures have resulted in incentives or penalties to renew or not renew a particular lease. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.
In determining the present value of lease payments, the Company utilizes its incremental borrowing rate unless the rate implicit in the lease is readily determinable. For our leases, the rate implicit in the lease is generally not available, so we use the incremental borrowing rate. The incremental borrowing rate represents the estimated interest rate for collateralized borrowings over a similar term in a similar economic environment at the commencement date or modification date for a lease. To calculate the incremental borrowing rate, the Company considers both the credit notching and recovery rate methods and makes adjustments based on benchmarking to our debt instruments.
Operating lease costs are recorded as rent expense, which are primarily included within Cost of Revenues, within the Consolidated Statements of Operations and presented as operating cash outflows within the Consolidated Statements of Cash Flows.
Finance lease costs are recorded as interest expense and amortization expense, which is primarily included within Costs of Revenues within the Consolidated Statements of Operations. Principal payments associated with finance leases are presented as financing cash outflows and cash payments for interest associated with finance leases are presented as operating cash outflows within our Consolidated Statements of Cash Flows.
The current portion of the lease liability is equal to the amount by which the total lease liability will be reduced over the next 12 periods.
The Company’s leases do not contain material residual value guarantees.

Financing Obligations: When the Company enters into a contract to sell an asset and leases it back from the purchaser under a sale and leaseback transaction, we must determine whether control of the asset has transferred. In cases whereby control has not transferred, we continue to recognize the underlying asset within Property and equipment, net within the Consolidated Balance Sheets, which is then depreciated over the shorter of the remaining useful life or lease term. Additionally, a financial liability is recognized and referred to as a financing obligation and is accounted for similarly to debt or finance leases. The Company recognizes interest expense related to a financing obligation under the effective interest method. Variable payments are recorded as interest expense as incurred. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. The current portion of the liability is equal to the amount by which the total liability will be reduced over the next 12 periods.
Tenant Improvement Incentives — The Company has leasehold improvement allowances of $14,254 as of July 3, 2022 from landlords recorded as liabilities in other current liabilities and other long-term liabilities and amortized as a reduction of rent expense over the life of the lease prior to the adoption of the new lease accounting standard. Effective as of the adoption date of the new lease accounting standard, the remaining balance of this liability was reclassified into the ROU asset.
Internal Use Software: We capitalize qualifying software costs incurred during the “application development stage” when the preliminary project stage has been completed, management has authorized the project, and it is probable that the project will be completed. The estimated useful life of internal-use software is between three and five years.
Costs related to the development or purchase of internal-use software are capitalized and depreciated over the estimated useful life of the software. Costs that are capitalized include external direct costs of materials and services to develop or obtain the software, interest, and internal costs, including compensation and employee benefits for employees directly associated with a software development project. As of July 2, 2023 and July 3, 2022, the Company has recognized internal use software, net of amortization, of $17,914 and $11,423, respectively.
The following table shows amortization related to internal use software for each reporting period:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Amortization expense	$3,019	$3,298	$2,400
Goodwill and Intangible Assets: Goodwill is recognized for the excess of the purchase price over the fair value of assets acquired and liabilities assumed of businesses acquired.
Indefinite-lived intangible assets include liquor licenses and the Bowlero and Professional Bowlers Association (PBA) trade names. The cost of purchasing liquor licenses in quota controlled states are capitalized as indefinite lived intangible assets. Because the number of liquor licenses in a quota controlled state are based on the population count, the values ascribed to these liquor licenses are primarily dependent on the supply and demand in the particular jurisdictions in which they are issued. Liquor licenses are an intangible asset which are not assigned a useful life and not amortized. Bowlero is the corporate name of the Company and the brand name associated with many of the Company’s bowling centers. Professional Bowlers Association is the brand name of the entity owned by the Company associated with the main sanctioning body for ten-pin bowling. The fair value of the trade names stems from the customer appeal and revenue streams derived from these brands.
Finite-lived intangible assets primarily include AMF and other acquired trade names, customer relationships and management contracts, which have remaining useful lives ranging from 1 to 8 years. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.
Impairment of Goodwill, Intangible and Long-Lived Assets: Goodwill is tested at least annually for impairment at the reporting unit level. The Company has determined it has one reporting unit, operating a bowling entertainment business.
We perform our annual impairment testing on the first day of our fiscal fourth quarter of each year. When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal 2023, the Company performed a qualitative assessment of goodwill and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying value. There were no impairment charges for goodwill or indefinite-lived intangible assets, excluding liquor licenses, recorded in fiscal years 2023, 2022 and 2021.
For long-lived assets (such as property and equipment, ROU assets and other definite-lived intangibles), an impairment is indicated whenever events or changes in circumstances indicate that the asset or asset group’s carrying value may not be recoverable. An asset group may not be recoverable if the total estimated undiscounted cash flows associated with the use and eventual disposition of the asset group is less than its carrying value. If the asset group isn’t recoverable and the fair value is less than its carrying value, then an impairment exists and an adjustment is made to write down the asset to its fair value. We estimated the fair value of these assets utilizing either an income approach that projects the total cash flows from use and eventual disposition of the asset group discounted using a risk adjusted discount rate, or a market based approach using orderly liquidation values or broker quotes for sale of similar properties.
The following table shows recognized impairment charges related to long-lived assets and liquor license for each reporting period:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Impairment charges	$1,601	$1,548	$386
Derivatives: We are exposed to interest rate risk. To manage this risk, we entered into interest rate collar derivative transactions associated with a portion of our outstanding debt. The interest rate collars, which are designated for accounting purposes as cash flow hedges, establish a cap and floor on the Secured Overnight Financing Rate (SOFR). The Company's interest rate collars expire on March 31, 2026.
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
The interest rate collar agreements effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to include a cap and floor, thus reducing the impact of interest rate changes on future interest expense. See Note 9 - Debt for more information.
Self-Insurance Programs: The Company is self-insured for a portion of its property, general liability, workers’ compensation and certain health care exposures. We also purchase stop-loss insurance coverage through third-party insurers. The undiscounted costs of these self-insurance programs are accrued based upon estimates of settlements and costs for known and anticipated claims. For claims that exceed the deductible amount, the Company records a receivable representing expected recoveries pursuant to the stop-loss coverage and a corresponding gross liability for its legal obligation to the claimant, since the Company is not legally relieved of our obligation to the claimant. The Company recorded gross estimated liabilities of $18,050 and $15,797 at July 2, 2023 and July 3, 2022, respectively, to cover known general liability, health and workers’ compensation claims, and the estimate of claims incurred but not reported. Corresponding stop-loss receivables for expected recoveries of self-insured claims in the amounts of $4,374 and $4,414 were recorded at July 2, 2023 and July 3, 2022, respectively.
The short-term portion of the self-insurance liabilities is included in accrued expenses in the accompanying consolidated balance sheets. The long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. The stop-loss receivable is included in other assets.
Income Taxes: The Company utilizes the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we have a presence. For each jurisdiction, we estimate the amount of income taxes currently payable or receivable, as well as deferred income tax assets and liabilities. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse. We review our deferred tax assets to determine if it is more-likely-than-not that they will be realized. If we determine it is not more-likely-than-not that a deferred tax asset will be realized, we record a valuation allowance to reverse the previously recognized tax benefit.
The Company recognizes tax benefits related to uncertain tax positions if we believe it is more likely than not the benefit will be realized. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.
The U.S. federal, and in general, state and local returns are open to examination for the fiscal year ended June 28, 2020 and thereafter. The net operating loss carryforwards starting from the tax year ended December 31, 2004 and certain tax years thereafter are also open to examination. Canada and Mexico income tax returns are open to examination for the tax year ending June 30, 2019 and for the local tax year ended December 31, 2018, respectively.
Excise Tax: On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% nondeductible excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. For the fiscal year ended July 2, 2023, we recognized $1,578 in excise tax related to the IRA, which was included in treasury stock due to repurchases and additional paid in capital (“APIC”) for the settlement of preferred stock for cash.
Revenue Recognition: The following table presents the Company’s revenue disaggregated by major revenue categories:

	Fiscal Year Ended
	July 2, 2023	% of revenues	July 3, 2022	% of revenues	June 27, 2021	% of revenues
Major revenue categories:
Bowling	$518,428	49%	$452,349	50%	$203,730	52%
Food and beverage	372,607	35%	321,441	35%	128,393	32%
Amusement and other	144,208	14%	118,940	13%	48,414	12%
Media	23,547	2%	18,975	2%	14,697	4%
Total revenues	$1,058,790	100%	$911,705	100%	$395,234	100%
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
Amusement and other revenue — Amusement and other revenue includes amounts earned through arcades and other games, as well as other revenue generating sources that contribute to the entertainment experience through events and other activities. Similar to bowling and food and beverage revenue, almost all of our revenue is earned at a point-in-time.
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
Other revenue recognition policies: The Company sells gift and game cards that do not expire. Gift and game card revenue is recognized as gift and game cards or game-play tokens are redeemed by customers. The Company accrues unearned revenue as a liability for the unredeemed tickets that may be redeemed or used in the future. Gift and game card sales are recorded as an unearned gift and game card revenue liability when sold. Unearned gift and game card revenue or deferred revenue is reported in accrued expenses in the consolidated balance sheets and is disclosed in Note 8 - Accounts Payable and Accrued Expenses.
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
Other Operating Expenses: Other operating expenses comprise various costs primarily driven by professional fees and transactional related expenses associated with, among other things, business acquisitions, and foreign currency gains/losses.
Share-Based Compensation: Stock based compensation is recorded based on the grant-date fair value. Bowlero Corp. recognizes share-based compensation on a straight-line basis or based on a graded vesting schedule over the requisite service period for time-based awards and recognizes the cost for performance-based awards upon meeting performance targets. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Stock based compensation is recorded in cost of revenues and selling, general and administrative expenses in the consolidated statements of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that may result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.
Advertising and Television Costs: Costs for advertising are expensed when incurred and recorded as operating expenses. Advertising expense is included within costs of revenues on the consolidated statements of operations. Television spending, including costs associated with bowling tournaments that are televised, are capitalized as prepaid costs and expensed at the time the event takes place.
The following table shows advertising expense for each reporting period:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Advertising expense	$7,016	$3,942	$3,576
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
Business Interruption Insurance: The Company recognized $20,188 of business interruption insurance recoveries as other operating income in the consolidated statement of operations during fiscal year 2021, as a result of the insured claim resulting from the temporarily suspension of operations in compliance with local, state, and federal governmental restrictions to prevent the spread of the COVID-19.
Series A Preferred Stock: As part of the reverse recapitalization, the Company issued redeemable Preferred Stock that is classified in temporary equity as certain redemption provisions are not solely within the control of the Company. The pre-merger preferred stock was classified as temporary equity and settled on the Closing Date. Please refer to Note 15 - Common Stock, Preferred Stock and Stockholders' Equity for more details.
Net Income (Loss) Per Share Attributable to Common Stockholders: We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. For those periods in which the Company has reported net losses, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for those periods presented. Dilutive securities include convertible preferred stock, warrants, earnouts, stock options, and restricted stock units (“RSUs”). See Note 17 - Net Income (Loss) Per Share.
Earnouts: Following the Closing Date, Isos and Bowlero equity holders at the effective time of the Business Combination have the contingent right to receive shares of Class A common stock if, from the Closing Date until the fifth anniversary thereof, the reported closing trading price of the Class A common stock exceeds certain thresholds. As of the Closing Date, since earnouts are subject to change in control acceleration provisions, that result in settlement value not fully indexed to share price, the earnout shares are reported as a liability in the consolidated balance sheets. Changes in the value of earnouts are recorded as a non-operating item in the consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares are estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, stock price, expected term, risk-free interest rate and the performance hurdles. The Company evaluated its earnouts under FASB Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company records these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 13 - Earnouts and Note 14 - Fair Value of Financial Instruments for further information.
Warrants: Previously outstanding warrants consisted of public warrants and private warrants, including warrants issued by Isos which continued to exist following the Closing Date and warrants issued by the Company on the Closing Date. The outstanding warrants were accounted for as freestanding financial instruments and were classified as liabilities on the Company’s consolidated balance sheets. The estimated fair value of the warrants is described in Note 12 - Warrants. Changes in the value of warrants were recorded as a non-operating item in the statements of operations. The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Since these warrants met the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Company completed the redemption of all outstanding publicly traded and privately held warrants on May 16, 2022.
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
Recently Adopted Accounting Standards: In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”). Following ASU 2016-02, the Financial Accounting Standards Board (“FASB”) issued subsequent guidance and amendments including ASU 2017-13, 2018-01, 2018-11, 2018-20, 2019-01, and 2020-05 (collectively, including ASU 2016-02, “Topic 842” or “ASC 842”). Topic 842 replaced the guidance in Topic 840. The main objectives are to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The right-of-use asset reflects the lessee’s right to direct the use of and obtain substantially all the economic benefits from that asset over the lease term, and it will be based on the lease liability at commencement, subject to certain adjustments such as accrued rent, lease incentives, lease intangibles, initial direct costs and prepaid rent. The lease liability reflects the obligation to make payments for the right to use that asset, which is the present value of future payments. Operating leases will remain being expensed on the straight-line basis of the lease, and finance leases will retain their front-loaded expense pattern, similar to current capital leases.
The Company adopted this new accounting standard using the modified retrospective method as of the effective date of July 4, 2022. We applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients, which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to use the hindsight or the land easement practical expedient.
The new standard also provides ongoing practical expedients such as the short-term lease recognition exemption, which will primarily be applied to our non-real estate leases. This means that for those leases that qualify, we will not recognize ROU assets or lease liabilities. We will also elect to not separate lease and non-lease components for all classes of underlying assets
Adoption of the new standard had a material impact on the Company’s consolidated balance sheet, but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.
The adoption of the new standard as of July 4, 2022, resulted in an after-tax cumulative effect change to retained earnings of $11,144. Total assets and liabilities increased $450,029 and $438,885, respectively, primarily driven from adding operating leases.
Recently Issued Accounting Standards: The Company reviewed the accounting pronouncements that were issued and/or that became effective for our fiscal year 2023. We determined that either they were not applicable, or they would not have a material impact on the consolidated financial statements.
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
In fiscal year 2022, the Company expensed $2,956 in transaction costs for amounts allocated to that portion of the earnouts related to Bowlero rather than as an offset to equity.
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

The goodwill acquired in the business combinations represents:

•the value of an assembled workforce

•future earnings and cash flow potential of these businesses, and

•the complementary strategic fit and resulting synergies these businesses bring to existing operations

From the business acquisitions during fiscal year 2023 and 2022, $11,422 and $8,097, respectively, of the goodwill recognized is deductible for tax purposes.
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
2023 Business Acquisitions: The Company acquired sixteen bowling entertainment centers in fiscal year 2023 for aggregate consideration of $111,664. The Company’s consolidated financial statements reflect final and preliminary allocations of the purchase price of each acquisition to its assets and liabilities assumed based on respective fair values as of the date of each acquisition. The aggregate consideration of acquisitions with final purchase price allocations was $83,454. Three business acquisitions occurred in the fourth quarter of fiscal 2023 for which only preliminary purchase allocations are available. The aggregate consideration for these acquisitions was $28,210. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date those acquisitions is subject to change upon finalizing its valuation analysis. The remaining fair value estimates to finalize include working capital, intangibles, and property and equipment. The final determination, which is expected to be finalized in fiscal year 2024, may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates.

The following table summarizes the final and preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Final	Preliminary	Total
Current assets	$122	$29	$151
Property and equipment	70,565	24,221	94,786
Operating Lease ROU	5,031	—	5,031
Finance Lease ROU	6,445	—	6,445
Identifiable intangible assets	4,680	770	5,450
Goodwill	7,901	3,308	11,209
Total assets acquired	94,744	28,328	123,072

Current liabilities	(974)	(118)	(1,092)
Operating Lease Liabilities	(3,871)	—	(3,871)
Finance Lease Liabilities	(6,445)	—	(6,445)
Total liabilities assumed	(11,290)	(118)	(11,408)
Total fair value, net of cash acquired of $81	$83,454	$28,210	$111,664

Components of consideration transferred
Cash	$80,339	$27,245	$107,584
Holdback	3,115	965	4,080
Total consideration transferred	$83,454	$28,210	$111,664
Transaction expenses included in “other operating expense” in the consolidated statement of operations for fiscal year 2023	$571	$377	$948

2022 Business Acquisitions: The Company acquired eight bowling businesses (“2022 Business Combination”) in fiscal year 2022 for a total consideration of $72,737. The balance sheets reflect assets acquired and liabilities assumed recorded at fair values and resulting recognition of goodwill.
The following table summarizes the purchase price allocation for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$2,547
Property and equipment	50,011
Identifiable intangible assets	4,020
Goodwill	16,706
Total assets acquired	73,284

Current liabilities	(547)
Total liabilities assumed	(547)
Total fair value, net of cash acquired of $49	$72,737

Components of consideration transferred
Cash	$69,259
Holdback	2,008
Contingent consideration	1,470
Total	$72,737
Transaction expenses included in "other operating expense" in the consolidated statement of operations for fiscal year 2022	$1,121
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
Contingent Consideration — A business combination during fiscal year 2022 included $1,470 of contingent         consideration. The contingency depends on approvals by the local township that requires us to transfer real property in the event of certain decisions being made. During the fiscal year ended July 2, 2023, we settled the contingent consideration for $1,000. The contingent consideration was classified as level 3 on the fair value hierarchy.
Deferred Tax Liability – Since the Bowl America acquisition was a non-taxable stock acquisition, the Company recorded deferred tax liabilities for the difference between the tax carryover basis and the book value of the opening balances, which were recorded and allocated based on fair values to the respective assets acquired.
Notable 2024 Acquisition Agreement: In May 2023, the Company entered into a definitive agreement to acquire substantially all of the assets of Lucky Strike Entertainment, LLC (“Lucky Strike”) in an all-cash transaction valued at approximately $90,000 that is expected to close in fiscal year 2024.
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the fiscal years ended July 2, 2023 and July 3, 2022:

Balance as of June 27, 2021	$726,156
Goodwill resulting from acquisitions during fiscal year 2022	16,706
Adjustments to preliminary fair values for prior year acquisitions	(193)
Balance as of July 3, 2022	742,669
Goodwill resulting from acquisitions during fiscal year 2023	11,209
Adjustments to preliminary fair values for prior year acquisitions	(340)
Balance as of July 2, 2023	$753,538

Intangible Assets:

	July 2, 2023				July 3, 2022
	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	1	$9,900	$(9,253)	$647	2	$9,900	$(8,593)	$1,307
Bowlmor trade name	0	6,500	(6,500)	—	0	6,500	(6,500)	—
Other acquisition trade names	3	2,630	(1,423)	1,207	4	1,761	(651)	1,110
Customer relationships	2	23,712	(18,755)	4,957	2	21,112	(13,989)	7,123
Management contracts	2	1,800	(1,726)	74	2	1,800	(1,443)	357
Non-compete agreements	4	3,211	(1,572)	1,639	2	2,450	(1,067)	1,383
PBA member, sponsor & media relationships	7	1,400	(627)	773	8	1,400	(504)	896
Other intangible assets	3	921	(377)	544	4	921	(133)	788
	3	50,074	(40,233)	9,841	4	45,844	(32,880)	12,964
Indefinite-lived intangible assets:
Liquor licenses		11,145	—	11,145		9,629	—	9,629
PBA trade name		3,100	—	3,100		3,100	—	3,100
Bowlero trade name		66,900	—	66,900		66,900	—	66,900
		81,145	—	81,145		79,629	—	79,629
		$131,219	$(40,233)	$90,986		$125,473	$(32,880)	$92,593
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Amortization expense	$7,354	$9,461	$6,030
The estimated aggregate amortization expense for finite-lived intangibles included in intangible assets in our consolidated Balance Sheet for the next five fiscal years is as follows:

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$6,040	$1,607	$999	$602	$293	$300
(5) Property and Equipment
As of July 2, 2023 and July 3, 2022, property and equipment consists of:

	July 2, 2023	July 3, 2022
Land	$98,896	$77,006
Buildings and improvements	139,402	69,219
Leasehold improvements	383,444	349,534
Equipment, furniture, and fixtures	472,146	375,780
Construction in progress	43,271	15,638
	1,137,159	887,177
Accumulated depreciation	(439,309)	(352,456)
Property and equipment, net of accumulated depreciation	$697,850	$534,721
The following table shows depreciation expense related to property and equipment for each reporting period:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Depreciation expense	$89,558	$77,471	$67,934
Assets held for sale:
Total assets held for sale at July 2, 2023 and July 3, 2022 of $2,069 and $8,789, included liquor licenses of $115 and $315, respectively. Assets held for sale are valued at the lower of their carrying value or its fair value less the costs to sell.
(6) Leases
Disclosures under the New Lease Accounting Standard:
As described in Note 2 - Significant Accounting Policies, the Company adopted the new leasing standard, ASC 842 on July 4, 2022 using the modified retrospective method. As a result of the method used, the Company’s comparative financial information as for the years ended July 3, 2022 and June 27, 2021 or as of July 3, 2022 has not been restated and continues to be reported under ASC 840, the lease accounting standard in effect for those periods.
Master Lease Modifications
In October 2022, the Company had a modification event that impacted two of our master leases. This modification event was due to the termination of a lease component and change in consideration in the contract. As a result, we removed a lease component with an immaterial gain on termination, reassessed classification of the remaining lease components, and remeasured the lease liability with a corresponding adjustment to the right-of-use asset for the remaining lease components. We reassessed the economic factors supporting the lease term assessment, and concluded it was reasonably certain we will exercise one of the remaining eight renewal options for all of the assets included within the two master leases, thereby extending the lease term for accounting purposes from 2047 to 2057. Using the updated lease term, we remeasured the lease liability and recorded a corresponding adjustment to the right of use asset. The lease liability was adjusted by $102,321 with a corresponding adjustment to the right-of-use assets. As a result of reassessing classification and increasing our assessment of the lease term, it resulted in certain lease components (primarily land) switching classification from operating to finance. Substantially all of the building components remained classified as finance leases. In total, $33,135 of right-of-use assets changed from operating to finance and $31,413 lease liabilities changed from operating to finance.
In December 2022, we executed a sale-leaseback with our master lease landlord by adding two bowling entertainment centers into the master leases and adjusted the consideration in the contract. The modification was not accounted for as a separate contract. We concluded the sale-leaseback was not a sale as control of the underlying assets was not transferred from the Company, and therefore, we recognized a financing obligation of $10,363. For the other lease components impacted by the modification, we remeasured the lease liability and recorded a corresponding adjustment to the right of use asset. In total, the lease liability was adjusted by $5,403 with a corresponding adjustment to the right-of-use assets.
In February 2023, we obtained a rent reduction from our master lease landlord for two of our master leases, which resulted in a modification event due to a change in the consideration in the contract. We remeasured the lease liability and recorded a corresponding adjustment to the right of use asset. In total, the lease liability was adjusted by $40,764 with a corresponding adjustment to the right-of-use assets. This modification event resulted in certain lease components (primarily land) switching classification from operating to finance, which was primarily due to updating our estimate of the IBR as of the modification date. In total, $28,609 of right-of-use assets changed from operating to finance and $27,206 lease liabilities changed from operating to finance.
Due to constructing significant capital improvements at several bowling centers within our third master lease, the Company had a reassessment event which resulted in updating our assessment of the lease term. We concluded it is reasonably certain that we will exercise one of the remaining eight renewal options for substantially all the assets included in the master lease, thereby extending the lease term for accounting purposes from 2044 to 2054. Using an updated lease term, we remeasured the lease liability and recorded a corresponding adjustment to the right- of-use asset. In total, the lease liability was adjusted by $76,561 with a corresponding adjustment to the right-of-use assets. As a result of reassessing classification and increasing our assessment of the lease term, it resulted in certain lease components (primarily land) switching classification from operating to finance. Substantially all of the building components remained classified as finance leases. In total, $63,652 of right-of-use assets changed from operating to finance and $63,634 lease liabilities changed from operating to finance.
Other Modification Events
For our non-master leases, there was a resolution of a contingency whereby previously variable rent for a real estate lease became fixed. This was due to the activation of a minimum annual guarantee clause and rent floors in future periods that fixed previously variable lease payments. We concluded that this event resulted in a remeasurement of the operating lease liability, with a corresponding decrease to our lease liability and right-of-use asset of $21,475.

The following table summarizes the components of the net lease cost for the fiscal year ended July 2, 2023:

Lease Costs:	Location on Consolidated Statements of Operations	July 2, 2023
Operating Lease Costs:
Operating lease costs associated with master leases (1)	Primarily cost of revenues	$21,357
Operating lease costs associated with non-master leases (2)	Primarily cost of revenues	41,057
Gains from modifications to operating leases	Other operating expense	(871)

Finance Lease Costs:
Amortization of right-of-use assets	Primarily cost of revenues	12,743
Interest on lease liabilities	Interest expense, net	42,378
Gains from modifications to finance leases	Primarily cost of revenues	(3,320)

Financing Obligation Costs:
Interest expense	Interest expense, net	223
Gains from modifications to financial liabilities	Interest expense, net	(1,309)

Variable lease cost (3)	Primarily cost of revenues	59,315
Short-term lease cost (4)	Cost of revenues; SG&A	643
Sublease income	Revenues	(5,116)
Total net lease costs		$167,100
(1)As a result of the modification events described above for our master leases, previous rent expense associated with the land components is now being recorded as interest and amortization expense for finance leases.
(2)This excludes fixed lease costs associated with our master leases
(3)This includes variable leases costs such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent
(4)Sublease income primarily represents short-term leases with pro-shops and various retail tenants
Supplemental cash flow information related to leases for the year ended July 2, 2023:

July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$52,605
Operating cash flows paid for interest portion of finance leases	36,509
Financing cash flows paid for principal portion of finance leases	892
Operating cash flows paid for interest portion of financing obligations	223
Financing cash flows paid for principal portion of finance obligations	11

Other:
Operating cash inflows from landlord contributions	490
Purchases of operating lease assets	755

Lease liabilities arising from ROU assets: (1)
Operating leases	591,333
Finance leases	656,000
(1)The change in lease assets is substantially the same as the change in lease liabilities.

Supplemental balance sheet information related to leases as of July 2, 2023:

	Balance Sheet Location	July 2, 2023
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$449,085
Lease liabilities, Short-term	Operating lease liabilities, ST	23,866
Lease liabilities, Long-term	Operating lease liabilities, LT	431,295

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	515,339
Lease liabilities, Short-term	Other current liabilities	3,296
Lease liabilities, Long-term	Finance lease liabilities, LT	652,450

Financing Obligations:
Financing obligation, long-term	Other long-term liabilities	9,005
The following table summarizes the weighted average remaining lease term and weighted average remaining discount rate for operating and finance leases as of July 2, 2023:

Weighted average remaining lease terms in years	July 2, 2023
Operating leases	20.38
Finance leases	32.24
Financing obligations	33.91

Weighted average discount rate
Operating leases	7.35
Finance leases	7.54
Financing obligations	4.84
The following table summarizes the maturity of our operating leases, finance leases, and financing obligations as of July 2, 2023:

	Operating leases	Finance leases	Financing obligations
2024	$46,896	$45,696	$411
2025	55,343	46,979	381
2026	51,890	43,148	320
2027	51,492	44,936	344
2028	52,822	49,637	386
Thereafter:	690,973	1,652,345	22,712
Total lease payments	949,416	1,882,741	24,554
Less: imputed interest	(494,255)	(1,226,995)	(15,549)
Present value of lease liability:	455,161	655,746	9,005
Less: Short-term lease liability	(23,866)	(3,296)	—
Long-term lease liability	$431,295	$652,450	$9,005
Leases that have yet to commence
The Company has leases with build-out provisions for which the Company is generally not deemed to control the asset under construction. Therefore, the Company will determine the lease classification upon lease commencement. Our future lease obligations for these are $33,223.
Disclosures under the previous Lease Accounting Standard ASC 840:

Operating Leases: We recorded accrued rent of $26,417 within other current liabilities and other long-term liabilities on the consolidated balance sheets as of July 3, 2022.
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
Capital Leases: We had $47,298 in accumulated amortization on property and equipment under capital leases as of July 3, 2022.
The following table summarizes the Company’s costs for operating and capital leases for the fiscal year ended, July 3, 2022:

	July 3, 2022	June 27, 2021
Operating Leases
Rent expense	$55,189	$58,114

Capital Leases
Interest expense	$39,514	$35,599
Amortization expense	12,940	12,870
Total capital lease cost	$52,454	$48,469

Under the previous lease accounting guidance, maturities of operating and capital lease liabilities were as follows as of July 3, 2022:

	Operating leases	Capital leases
2023	$49,783	$41,261
2024	46,800	42,524
2025	50,345	42,551
2026	47,767	37,426
2027	48,269	39,989
Thereafter	525,028	995,185
Total rent payments	$767,992	1,198,936
Less: Imputed interest payments for capital leases		(798,306)
Present value of capital lease obligation		$400,630

(7) Supplemental Cash Flow Information
The table below presents supplemental cash flow information for each reporting period:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Cash paid during the period for:
Interest	$104,167	$88,292	$81,685
Income taxes, net of refunds	6,640	3,898	818
Noncash investing and financing transactions:
Settlement of earnout obligation	184,437	—	—
Capital expenditures in accounts payable	24,937	8,895	4,193
Change in fair value of interest rate swap and collars	4,608	8,869	8,631
Unsettled treasury stock trade payable	7,118	3,094	—
Accrual of paid-in-kind dividends on Series A preferred stock	5,665	6,002	—
Excise tax liability accrued on stock repurchases	1,578	—	—
Capital lease assets obtained in exchange for capital lease liabilities	—	7,463	5,401
Modifications of capital lease assets and liabilities	—	(15,001)	6,971
Issuance of warrants in Business Combination	—	22,426	—
Issuance of earnout obligation in Business Combination	—	181,113	—
Warrant redemption	—	(40,156)	—
See Note 6 - Leases for supplementary information relating to leasing transactions for Fiscal Year 2023.
(8) Accounts Payable and Accrued Expenses
As of July 2, 2023 and July 3, 2022, accounts payable and accrued expenses consist of:

	July 2, 2023	July 3, 2022
Accounts payable	$53,513	$38,217
Compensation	14,670	15,746
Taxes and licenses	13,076	11,568
Customer deposits	12,703	10,728
Deferred revenue	7,144	6,384
Insurance	6,168	5,229
Utilities	4,607	4,185
Professional fees	4,307	3,062
Interest	904	498
Deferred rent	96	3,252
Other	4,038	2,202
Total accounts payable and accrued expenses	$121,226	$101,071

(9) Debt
The following table summarizes the Company’s debt structure as of July 2, 2023 and July 3, 2022:

	July 2, 2023	July 3, 2022
Amendment No. 8 Term Loan and Incremental Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.65% at July 2, 2023)	$1,150,000	$—
First Lien Credit Facility Term Loan (Maturing July 3, 2024 and bore variable rate interest of 5.17% at July 3, 2022	—	790,271
Revolver (Maturing December 15, 2026 and bearing variable rate interest; 4.13% at July 3, 2022)	—	86,434
Other Equipment Loans	14,662	—
	1,164,662	876,705
Less:
Unamortized financing costs	(16,637)	(6,649)
Current portion of unamortized financing costs	3,123	3,245
Current maturities of long-term debt	(12,461)	(8,211)
Total long-term debt	$1,138,687	$865,090
As of July 2, 2023, minimum repayments of debt by fiscal year were as follows:

2024	$12,457
2025	12,520
2026	12,585
2027	12,655
2028	1,105,221
Thereafter	9,224
$1,164,662
First Lien Credit Facility Term Loan: The First Lien Credit Facility Term Loan was repaid on a quarterly basis in principal payments of $2,053. The First Lien Credit Facility Term Loan bore interest at a rate per annum equal to LIBOR plus 3.50%. Interest on First Lien Credit Facility Term Loan was due quarterly.
Amendment No. 8 Term Loan and Incremental Term Loan: On February 8, 2023, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to the First Lien Credit Agreement. The Eighth Amendment provided for a new $900,000 term loan maturing on February 8, 2028 (the “Amendment No. 8 Term Loan”). Proceeds of the Amendment No. 8 Term Loan were used to refinance the existing First Lien Credit Facility Term Loan, to repay all amounts outstanding on the Revolver, and for general corporate purposes. The Company accounted for this transaction as a debt modification, which was not substantial. Therefore, the Company did not incur any gain or loss relating to the modification. The Amendment No. 8 Term Loan is repaid on a quarterly basis in principal payments of $2,250 beginning on September 29, 2023. The Amendment No. 8 Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest on the Amendment No. 8 Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of July 2, 2023, the interest period is one month.
On June 13, 2023, the Company entered into a Ninth Amendment (the “Ninth Amendment”) to the First Lien Credit Agreement. The Ninth Amendment provided for an incremental term loan in the amount of $250,000 (the “Incremental Term Loan”) to the Amendment No. 8 Term Loan for an aggregate principal amount of $1,150,000. In addition, the Ninth Amendment increased the Amendment No. 8 Term Loan quarterly principal payments beginning on September 29, 2023 from $2,250 to $2,875. Proceeds of the Incremental Term Loan were used to repay all amounts outstanding on the Revolver and for general corporate purposes. The Company accounted for this transaction as a debt modification, which was not substantial. Therefore, the Company did not incur any gain or loss relating to the modification.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). The outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.

In connection with the Company entering into the Eighth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $200,000, and the amount outstanding as of the Eighth Amendment date of $186,434 was repaid.
In connection with the Company entering into the Ninth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $235,000, and the amount outstanding as of the Ninth Amendment date of $100,000 was repaid.
As of July 2, 2023, no amounts are drawn on the Revolver.
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
Letters of Credit:    Outstanding standby letters of credit as of July 2, 2023 and July 3, 2022 totaled $10,386 and 9,136, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loans: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of July 2, 2023.
Interest rate collars: The Company entered into two interest rate collars effective as of March 31, 2023 for an aggregate notional amount of our Amendment No. 8 Term Loan of $800,000. The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
The fair value of the collar agreements as of July 2, 2023 was an asset of $4,608, and is included within other current assets and other assets in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact for the fiscal year ended July 2, 2023.
The reclassifications from accumulated other comprehensive income (“AOCI”) into income for the interest rate swap and cap agreements which expired in fiscal year 2022 were as follows for each reporting period:

	July 2, 2023	July 3, 2022	June 27, 2021
Interest expense reclassified from AOCI into net loss	$—	$8,809	$9,002
For our previously entered into swaps and caps that have expired, the fair value of the hedging transactions excluded accrued interest and took into consideration current interest rates and current likelihood of the counterparties’ compliance with its contractual obligations. There were no income taxes related to the amounts recorded to AOCI in prior years due to tax credits and the full valuation allowance on deferred taxes.

(10) Income Taxes
Total loss before income taxes consists of:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Loss before tax:
U.S.	$(7,054)	$(31,388)	$(123,360)
Foreign	4,859	764	(4,136)
Total loss before tax	$(2,195)	$(30,624)	$(127,496)
Income tax benefit consists of the following:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Current income tax provision:
Federal	$(1,772)	$2,481	$—
State and local	3,694	3,601	505
Foreign	313	107	(122)
Total current provision	2,235	6,189	383

Deferred income tax provision:
Federal	(67,871)	(6,307)	9
State and local	(18,007)	(895)	(1,707)
Foreign	(600)	323	280
Total deferred provision	(86,478)	(6,879)	(1,418)
Total income tax benefit	$(84,243)	$(690)	$(1,035)
The provision for income taxes differs from the amount computed by applying the statutory rate to the loss before income taxes primarily due to the changes in the valuation allowance, state and local taxes and for 2022, items associated with the Business Combination and asset acquisitions and other differences.

	Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Federal statutory rate	$(459)	$(6,431)	$(26,774)
State and local tax net of federal benefit	3,212	6,675	(6,190)
Deferred tax asset valuation allowance	(135,061)	(29,901)	34,060
Business Combination and asset acquisition items, including earnouts	17,924	10,800	—
Compensation limited by section 162(m) of the Internal Revenue Code	2,826	17,590	—
Uncertain tax positions	(27)	1	2
Foreign tax rate difference	369	65	(1,251)
Tax credit impact	(7,708)	—	—
Write-off of NOL generally due to S382 limitations	41,901	—	—
NOL and S163(J) increase due to change in estimate	(8,221)	—	—
Other	1,001	511	(882)
Effective tax rate	$(84,243)	$(690)	$(1,035)
The Company’s effective tax rate was impacted by the $135,061 release of the valuation allowances due to the Company’s review of all positive and negative evidence regarding the realization of deferred tax assets. The effective tax rate was favorably impacted by the realization and availability of federal income tax credits totaling approximately $7,708, of which $2,274 relate to fiscal 2023 and the remainder of the credits dating back to fiscal year 2019. These credits were identified in the current year as the Company developed an appropriate data retrieval process for the current and open tax years. Also, favorably impacting the effective tax rate was a change of estimate on the Company’s filed federal income tax return which increased the Company’s NOL and interest carryforward attributes by a net $8,221 tax benefit. The Company’s effective tax rate was increased by disallowed expenses associated with the earn out expense, S162(m) limitations, the write off of tax losses expected to expire due to Section 382 limitations, state and foreign income tax expenses and other items.
As of July 2, 2023, the Company had a net consolidated income tax receivable of $2,507 reflected in other current assets and a current consolidated income tax payable of $267 reflected in other current liabilities. As of July 3, 2022, the Company had a net consolidated income tax receivable of $147 reflected in other current assets, a current consolidated income tax payable of $2,417 reflected in other current liabilities and a non-current consolidated income tax payable of $27 reflected in other long-term liabilities.
The tax effects of temporary differences and carryforwards that give rise to significant components of deferred income tax assets and liabilities consist of:

	July 2, 2023	July 3, 2022
Deferred income tax assets:
Reserves not currently deductible	$9,227	$21,961
Finance lease liability	40,527	105,157
Net operating loss, interest, and tax credit carryforwards	47,945	109,504
Subtotal	97,699	236,622
Less: Valuation allowance	884	138,605
Total net deferred income tax assets	96,815	98,017

Deferred income tax liabilities:
Property and equipment	8,405	83,994
Favorable and unfavorable leases	195	7,827
Goodwill and intangibles	18,568	21,078
Total deferred income tax liabilities	27,168	112,899
Net deferred income tax asset (liabilities)	$69,647	$(14,882)
As of July 2, 2023, the Company has U.S. tax credit carryforwards of $6,205, U.S. federal net operating loss carryforwards (NOLs) of $143,277, and interest carryforward of $36,203. As of July 3, 2022, the Company has U.S. tax credit carryforwards of $209, federal NOLs of $460,572, and interest carryforward of $20,825. The majority of the tax credits were generated in tax years ending June 30, 2019 and thereafter with remaining credits generated in the July 1, 2007 and June 29, 2008 tax years. The credits have a 20-year federal carryover period and will begin to expire starting in the fiscal year ending 2027. Certain NOL carryforwards will begin to expire in 2023. The interest carryforward and $35,653 of NOL carryforwards do not expire.
Realization of deferred tax assets associated with deductible temporary differences, net operating losses and other carryforwards is dependent on generating sufficient future taxable income. Under Sections 382 and 383 of the Code, the Company’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or group of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. The Company’s ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state laws. It is currently estimated that $36,745 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004. During 2023, the Company expensed $208,697 of tax losses that will expire unused due to the 2004 ownership change limitation, even if there is sufficient taxable income to absorb such NOLs. These losses were offset by valuation allowances in previous years. The Company has not experienced an ownership change, as defined under Sections 382 and 383, since July 2017.
The Company regularly evaluates the realization of our net deferred tax assets. During the most recent quarterly period ending July 2, 2023, the Company released $135,061 of valuation allowances in several jurisdictions based on reviews of all positive and negative evidence. In particular, the Company has experienced additional positive evidence of recent improved profitability to reach a conclusion on a more likely than not basis that the deferred tax assets could be realized and that certain valuation allowances are no longer required. The valuation allowances were further reduced by a net of $2,660 due to the OCI impact on the implementation of FAS 842 and foreign exchange/other adjustments, respectively. The remaining valuation allowance of $884 as of July 2, 2023 is attributed to certain state tax losses that are limited and federal tax credits nearing their expiration date.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	July 2, 2023	July 3, 2022	June 27, 2021
Balance at beginning of year	$27	$26	$22
Additions for tax positions of prior years	—	1	4
Reductions for tax positions of prior years	(27)	—	—
Balance at end of year	$—	$27	$26
The amount of unrecognized tax benefits that impacted the effective tax rate at July 2, 2023 was $27.
As of July 2, 2023 and July 3, 2022, the Company had not recorded an income tax liability on certain undistributed earnings of its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in the operations within the respective country. The Company has not calculated the deferred tax liability that would come due if the earnings were distributed to the U.S., which the Company believes that any deferred tax liability recognized would not be material.
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
There is currently a group of approximately 73 pending claims, filed with the Equal Employment Opportunity Commission (the “EEOC”) between 2016 and 2019, generally relating to claims of age discrimination. To date, the EEOC issued determinations of probable cause as to 55 of the charges, which the Company contests and intends to defend vigorously. The EEOC has also alleged a pattern or practice of age discrimination, which resulted in a determination of probable cause and, on August 22, 2022, the EEOC submitted a proposal for the Company to participate in the conciliation process. The EEOC’s proposal included a demand for monetary and non-monetary remedies. On April 11, 2023, the EEOC provided notice to the Company that its conciliation efforts were unsuccessful; moreover, the Company continues to contest the determinations issued by the EEOC with respect to all charges and intends to defend vigorously. The Company cannot estimate reasonably possible range of loss, if any, associated with these EEOC matters.
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
Redemption and Retirement of Public and Private Placement Warrants: On April 14, 2022, the Company announced that it would redeem all of its outstanding publicly traded and privately held warrants to purchase shares of its

Class A common stock as of May 16, 2022 (the “Redemption Date”) for a redemption price of $0.10 per warrant (the “Redemption Price”).
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
As a result of the completion of the redemption and retirement of the warrants, the Company issued 4,266,439 shares of Class A common stock after 9,128,891 publicly traded warrants and 5,397,828 privately held warrants were exercised on a cash or cashless basis. The Company redeemed 8,701 publicly traded warrants at the redemption price of $0.10 per warrant. The amount of cash generated from the exercise of warrants and the amount of cash paid at the redemption price of $0.10 per warrant was not material. In connection with the warrant redemption, the warrants ceased trading on the NYSE and were delisted. The change in value of the warrants was recorded through earnings through the settlement date. The Company no longer has any warrants outstanding.
(13) Earnouts
The following table shows the number of unvested earnout shares outstanding as of the year ended July 2, 2023 and July 3, 2022:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022
Number of unvested earnout shares outstanding	11,418,357	22,836,718
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
During the Earnout Period, if Bowlero experiences an Acceleration Event, which as detailed in the Business Combination Agreement includes a change of control, liquidation or dissolution of the Company, bankruptcy or the assignment for the benefit of creditors the appointment of a custodian, receiver or trustee for all or substantially all the assets or properties of the Company, then any Earnout Shares that have not been previously issued by Bowlero (whether or not previously earned) to the Bowlero stockholders or holders of Options or Earnout shares issued but not vested will be deemed earned and issued or vested by Bowlero as of immediately prior to the Acceleration Event, unless, in the case of an Acceleration Event, the value of the consideration to be received by the holders of Bowlero common stock in such change of control transaction is less than the applicable stock price thresholds described above. If the consideration received in such Acceleration Event is not solely cash, Bowlero’s Board of Directors will determine the treatment of the Earnout Shares.
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

On March 2, 2023, Bowlero’s closing stock price of Class A common stock equaled or exceeded $15.00 for 10 trading days within a 20-trading day period. As a result, 11,418,361 Earnout Shares were fully vested and are no longer subject to the applicable vesting restrictions. These Earnout Shares settled into equity and are no longer included in the Earnout liability on the consolidated balance sheet as of July 2, 2023.
All but 55,152 of the unvested Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
(14) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of July 2, 2023 and July 3, 2022 are as follows:

	July 2, 2023	July 3, 2022
Carrying value	$1,164,662	$876,705
Fair value	1,158,912	841,637
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy in fiscal years 2023 and 2022.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of July 2, 2023 and July 3, 2022:

	July 2, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$4,608	$—	$4,608
Total assets	$—	$4,608	$—	$4,608

Earnout shares	$—	$—	$112,041	$112,041
Total liabilities	$—	$—	$112,041	$112,041

	July 3, 2022
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$210,952	$210,952
Contingent consideration	—	—	1,470	1,470
Total liabilities	$—	$—	$212,422	$212,422

The fair value of earn-out shares was established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulations as of July 2, 2023 and July 3, 2022 were as follows:

	July 2, 2023	July 3, 2022
Expected term in years	3.45	4.45
Expected volatility	65%	55%
Risk-free interest rate	4.41%	2.87%
Stock price	$11.64	$11.00
Dividend yield	—	—

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the years ended July 2, 2023 and July 3, 2022:

	Fiscal Year Ended
	July 2, 2023	July 3, 2022
Balance as of beginning of period	$210,952	$—
Issuances	174	185,152
Settlements*	(184,437)	—
Changes in fair value	85,352	25,800
Balance as of end of period	$112,041	$210,952
*This represents the settlement of the $15.00 tranche of Earnout Shares. The $17.50 tranche of Earnout Shares has not vested and is still subject to the applicable vesting restrictions See Note 13 - Earnouts.
Items Measured at Fair Value on a Non-Recurring Basis
The Company’s assets measured at fair value on a non-recurring basis subsequent to their initial recognition include assets held for sale. We utilize third party broker estimate of value amounts to record the assets held for sale at their fair value less costs to sell. These inputs are classified as Level 2 fair value measurements.
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of July 2, 2023 and July 3, 2022.
•Issued and Outstanding: 107,666,301 shares (inclusive of 1,595,930 shares contingent on certain stock price thresholds but excluding 11,312,302 shares held in treasury) as of July 2, 2023 and 110,395,630 shares (inclusive of 3,209,972 shares contingent on certain stock price thresholds but excluding 3,430,667 shares held in treasury) as of July 3, 2022.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of July 2, 2023 and July 3, 2022.
•Issued and Outstanding: 60,819,437 and 55,911,203 shares as of July 2, 2023 and July 3, 2022, respectively.
Preferred Stock:

•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of July 2, 2023 and July 3, 2022.
•Issued and Outstanding: 136,373 and 200,000 shares as of July 2, 2023 and July 3, 2022, respectively.

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to conversion and voting. Shares of Class B common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock automatically upon transfer, or upon the earliest to occur of the 15th anniversary of the Closing Date, or terms associated with Thomas F. Shannon, which consists of his death or disability, ceasing to beneficially own at least 10% of the outstanding shares of Class A common stock and Class B common stock or his employment as our CEO for being terminated for cause. Holders of Class B common stock may convert their shares into shares of Class A common stock at any time at their option. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid out in cash, property, or shares. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
Series A Preferred Stock
Holders of Preferred Stock have voting rights in certain matters that require vote or consent of holders representing a majority of the outstanding shares of the Preferred Stock. There are no other voting rights associated with the Preferred Stock as long as management holds over 50% of the equity voting power.
Regular dividends on the Preferred Stock accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on the current liquidation preference per share of the Preferred Stock. The initial liquidation preference was $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of July 2, 2023, the Company has declared and paid a cash dividend in the amount of $29.10 per share of Preferred Stock, in the aggregate amount of $3,969. For the fiscal years ended July 2, 2023 and July 3, 2022, accumulated dividends in the amount of $5,665 and $6,002, respectively, were added to the liquidation preference and deemed to be declared and paid in-kind.
During the year ended July 2, 2023, 63,627 shares of Preferred Stock were settled for cash of $80,823. All of the repurchased shares were then cancelled in accordance with the Preferred Stock Certificate of Designations.
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
Shares and Warrant Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
As of July 2, 2023, the remaining balance of the repurchase plan was $159,499. For the fiscal year ended July 2, 2023, 7,881,635 shares of Class A common stock were repurchased for a total of $100,027, for an average purchase price per share of $12.69, and bringing the cumulative total shares repurchased to 11,312,302 for a total of $134,585 at an average per share price of $11.90. On May 16, 2023, the Board of Directors authorized the initial replenishment of the remaining balance of the share and warrant repurchase program to $200,000. On September 6, 2023, the Board of Directors authorized a second replenishment of the share and warrant repurchase program to $200,000.
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
A summary of the 2017 Plan stock options outstanding at July 2, 2023, July 3, 2022 and June 27, 2021, and changes during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2020	49,789,060	$8.53	9.00
Granted	68,513	3.25
Forfeited and cancelled	(526,093)	3.12
Outstanding at June 27, 2021	49,331,480	$8.58	9.13
Exercised - stock	(10,436,555)	3.25		$70,576
Repurchased - cash	(639,122)	—		$4,362
Forfeited and cancelled	(17,962,453)	13.53
Outstanding at July 3, 2022	20,293,350	$7.16	9.48
Exercised - stock	(227,424)	3.15		$2,494
Outstanding at July 2, 2023	20,065,926	$7.20	8.49	$89,005
Vested as of July 2, 2023	20,065,926	7.20	8.49	$89,005
Exercisable as of July 2, 2023	20,065,926	7.20	8.49	$89,005

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

Options granted during the fiscal year ended June 27, 2021
Expected term in years	5.00
Interest rate	0.54%
Volatility	71.5%
Dividend yield	—
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
The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other stock based awards granted under the 2021 Plan. Shares to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to an annual increase on the first day of each calendar year beginning January 1, 2022. As of July 2, 2023, the Company had 30,781,879 shares of common stock authorized under the 2021 plan. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.
During the year ended July 3, 2022, the Company recorded $3,323 in compensation cost recognized for 665,912 fully vested options and $14,228 in compensation cost for 1,422,813 shares for a share-based bonus.
The Company issued fully vested and unvested stock options to certain employees. The unvested stock options vest based on a service condition. The average expected life represents the weighted average period of time that options granted are expected to be outstanding. The following table presents the significant assumptions used in the Black-Scholes model with the following range of weighted average assumptions for options granted in the fiscal years ended July 2, 2023 and July 3, 2022:

	July 2, 2023	July 3, 2022
Expected term in years	10.00	6.68
Interest rate	3.39%	1.39%
Volatility	50.0%	55.6%
Dividend yield	—	—

A summary of stock options outstanding under the 2021 Plan at July 2, 2023 and July 3, 2022, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2021	—	$—
Granted	9,415,912	13.72
Outstanding at July 3, 2022	9,415,912	$13.72	9.45
Granted	444,115	17.50
Outstanding at July 2, 2023	9,860,027	$13.89	8.51	$3,962
Vested as of July 2, 2023	1,249,246	$10.00	9.53	$2,049
Exercisable as of July 2, 2023	1,249,246	$10.00	9.53	$2,049
The Company issued RSUs to employees and board members that vest based on service conditions (Service based RSUs). The Company measures the grant-date fair value based on the price of the Company's shares on the grant date. The following table presents a summary of RSUs subject to time-based service conditions and changes during the period then ended is presented below as of July 2, 2023 and July 3, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 28, 2021	—	$—
Granted	947,325	9.72
Forfeited	(29,700)	9.67
Outstanding at July 3, 2022	917,625	$9.72
Granted	275,679	13.24
Vested	(394,875)	9.79
Forfeited	(82,560)	10.30
Outstanding at July 2, 2023	715,869	$10.97
The Company issued earnout RSUs to employees that vest upon the achievement of market conditions with a 5-year expiration date (Earnout RSUs). The fair value of the earnout RSUs was determined based on a Monte-Carlo simulation method reflecting those market conditions, and the Company recognizes compensation expense evenly over the 5-year service period. The following table presents a summary of the earnout RSUs subject to market conditions and changes during the period then ended as of July 2, 2023 and July 3, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 28, 2021	—	$—
Granted	152,370	8.16
Forfeited	(23,034)	8.16
Outstanding at July 3, 2022	129,336	$8.16
Vested	(61,414)	8.45
Forfeited	(12,770)	8.16
Outstanding at July 2, 2023	55,152	$7.86

The Company issued RSUs to employees and board members that vest based upon the achievement of market and service conditions (market and service based RSUs). The fair value of those RSUs was determined using a Monte-Carlo simulation method reflecting those market conditions. The following table presents a summary those RSUs subject to market and service conditions, and changes during the period then ended as of July 2, 2023 and July 3, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 28, 2021	—	$—
Granted	266,775	6.64
Forfeited	(9,900)	6.64
Outstanding at July 3, 2022	256,875	$6.64
Granted	69,449	10.51
Forfeited	(34,520)	7.16
Outstanding at July 2, 2023	291,804	$7.50
As of July 2, 2023, the total compensation cost not yet recognized is as follows:

	Award Plan	Unrecognized Compensation Cost	Weighted Average Remaining Period of Recognition
Stock options	2021 Plan	$31,032	3.41
Service based RSUs	2021 Plan	5,743	1.78
Market and service based RSUs	2021 Plan	1,351	1.89
Earnout RSUs	2021 Plan	300	3.45
Employee stock purchase plan		378	0.50
Total unrecognized compensation cost		$38,804	3.11
Share-based compensation recognized in the consolidated statement of operations is as follows:

		Fiscal Year Ended
	Award Plan	July 2, 2023	July 3, 2022	June 27, 2021
Performance-based options	2017 Plan	$—	$24,516	$—
Time-based options	2017 Plan	—	952	3,164
Stock options	2021 Plan	9,708	8,505	—
Service based RSUs	2021 Plan	4,267	1,711	—
Market and service based RSUs	2021 Plan	630	208	—
Earnout RSUs	2021 Plan	538	116	—
Share-based bonus	—	—	14,228	—
ESPP	—	599	—	—
Total stock based compensation expense		$15,742	$50,236	$3,164
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
(17) Net Income (Loss) Per Share
Net income (loss) per share calculations for all periods prior to the Closing Date have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Closing Date to effect the reverse recapitalization. The computation of basic and diluted net income (loss) per Class A and B common share is as follows:

	Fiscal Year Ended
	July 2, 2023			July 3, 2022			June 27, 2021
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$34,805	$18,531	$53,336	$(32,198)	$(7,969)	$(40,167)	$(134,476)	$—	$(134,476)

Denominator
Weighted-average common shares outstanding	108,006,545	57,502,334	165,508,879	124,920,063	30,917,091	155,837,154	146,848,329	—	146,848,329

Net income (loss) per share, basic	$0.32	$0.32	$0.32	$(0.26)	$(0.26)	$(0.26)	$(0.92)	$—	$(0.92)
For the fiscal year ended July 2, 2023, weighted-average Series A preferred stock of 15,147,840 (as converted) was used in the calculation for the allocation of undistributed earnings between Class A, Class B, and Series A preferred stock.

	Fiscal Year Ended
	July 2, 2023			July 3, 2022			June 27, 2021
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$34,805	$18,531	$53,336	$(32,198)	$(7,969)	$(40,167)	$(134,476)	$—	$(134,476)

Denominator
Weighted-average common shares outstanding	108,006,545	57,502,334	165,508,879	124,920,063	30,917,091	155,837,154	146,848,329	—	146,848,329
Impact of incremental shares	2,998,686	7,313,831	10,312,517	*	*	*	*	*	*
Total	111,005,231	64,816,165	175,821,396	124,920,063	30,917,091	155,837,154	146,848,329	—	146,848,329

Net income (loss) per share, diluted	$0.31	$0.29	$0.30	$(0.26)	$(0.26)	$(0.26)	$(0.92)	$—	$(0.92)

Anti-dilutive shares excluded from diluted calculation*						16,116,589			9,647,657
*The impact of potentially dilutive convertible preferred stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On December 14, 2022, Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending July 2, 2023 during the Company’s 2022 Annual Meeting of Stockholders. The Company had been previously audited by KPMG LLP.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of July 2, 2023.
Previously Reported Material Weaknesses
The following material weaknesses, as previously disclosed in Part II, Item 9A. Controls and Procedures in the Company’s Form 10-K for the fiscal year ended July 3, 2022, have been remediated as of July 2, 2023:
•We did not design and maintain effective controls over certain financial reporting processes, including acquisition accounting, accounting for fixed assets, and certain financial reporting disclosures.
•We did not design and maintain effective controls over system access controls to establish segregation of duties for those with roles and responsibilities for the general ledger.
Throughout fiscal year 2023, management has implemented measures designed to remediate the identified material weaknesses. The Company’s remediation efforts included the following:
•We hired additional technical accounting staff and augmented our staff with third-party specialists with the experience and capabilities to effectively perform controls over certain financial reporting processes, including acquisition accounting, accounting for fixed assets, and certain financial reporting disclosures.
•We implemented a training program for our accounting staff to ensure a robust understanding of policies, procedures, and related controls.
•We implemented a control to ensure the timely identification of capitalizable costs and the timely close-out of construction in progress and subsequent depreciation of such assets upon completion.
•We designed and implemented controls to identify, document and monitor user access and segregation of duties conflicts.
Throughout fiscal year 2023, the Company completed the testing of the design and operating effectiveness of the above controls. Management has determined that the material weaknesses identified in the prior year have been remediated as of July 2, 2023, however, completion of remediation does not provide assurance that our remediated controls will continue to operate effectively in the future or that our financial statements will be free from error.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All systems of internal control over financial reporting, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 2, 2023, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 2, 2023.
Attestation Report of our Independent Registered Public Accounting Firm
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an emerging growth company pursuant to the provisions of the JOBS Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended July 2, 2023, except for the remediation of previously reported material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Appointment of Principal Accounting Officer
We are reporting the following information in this Item 9B in lieu of filing such information on a Current Report on Form 8-K under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.”
Effective September 8, 2023, the Company’s Chief Financial Officer and Treasurer, Robert Lavan, 41, has, in addition to his current responsibilities, assumed the role of principal accounting officer from Jeff Kostelni. Mr. Lavan will not receive any additional compensation related to this appointment.
Prior to joining the Company in May 2023, Mr. Lavan was Chief Financial Officer and an executive of the finance team of NYSE-listed Bally’s Corporation (NYSE:BALY) since May 2021. Prior to joining Bally's, Mr. Lavan was Chief Financial Officer of NYSE listed Turning Point Brands (NYSE:TPB). Before Turning Point Brands, he was Chief Financial Officer of General Wireless Operations and held various analyst and portfolio manager roles on Wall Street. Mr. Lavan has a B.S. in Engineering from the University of Pennsylvania.
As previously disclosed, Mr. Lavan has no familial relationships with any executive officer or director of the Company. There have been no transactions in which the Company has participated and in which Mr. Lavan had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.
Rule 10b5-1 Trading Plans
On June 15, 2023, Thomas Shannon, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Shannon’s 10b5-1 Plan provides for the potential sale of up to 2,300,000 shares of Class A common stock and will expire on the earlier of April 30, 2025 and the date when all shares under the 10b5-1 Plan are sold.
On June 16, 2023, Brett Parker, the Company's Executive Vice Chairman, terminated a 10b5-1 Plan. Following the termination of the previous 10b5-1 Plan, on June 17, 2023, Mr. Parker adopted a new 10b5-1 Plan. Mr. Parker’s new 10b5-1 Plan provides for the potential sale of up to 4,389,120 shares of Class A common stock, which include 4,079,120 options shares and 310,000 shares of common stock, and will expire on the earlier of May 31, 2024 and the date when all shares under the 10b5-1 Plan are sold.
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
Financial Statements
See index to consolidated financial statements on page 33.
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

4.3	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.5 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
4.4
Stockholders Agreement, by and among Isos Acquisition Corporation, A-B Parent, LLC, Cobalt Recreation LLC, Thomas F. Shannon and Atairos Group, Inc., dated as of July 1, 2021 (incorporated by reference to Exhibit 10.8 to the Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on July 22, 2021). (File No. 333-258080).

4.5+	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Bowlero Corp.’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.2
Registration Rights Agreement, dated March 2, 2021, by and among Isos Acquisition Corporation and certain security holders (incorporated by reference to Exhibit 10.3 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on March 5, 2021).

10.3	Form of Common Subscription Agreement (incorporated by reference to Exhibit 10.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
10.4	Form of Preferred Subscription Agreement (incorporated by reference to Exhibit 10.2 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
10.5
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
10.6
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

10.7
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

10.12
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

10.13
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

10.14
Ninth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated June 13, 2023 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on June 13, 2023).

10.15†	2017 Bowlmor AMF Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Bowlero Corp.’s Registration Statement on Form S-8 filed with the SEC on March 1, 2022).
10.16†	Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.17†	Bowlero Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.18†
Employment Agreement, dated as of December 15, 2021, by and between Bowlero Corp. and Thomas F. Shannon (incorporated by reference to Exhibit 10.19 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.19†+	Amended and Restated Employment Agreement, dated as of July 17, 2023, by and between Bowlero Corp. and Brett I. Parker.
10.20†
Form of Option Award Agreement (Initial Option) for Thomas F. Shannon and Brett I. Parker under the Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

Exhibit No.	Description
10.21†
Form of Option Award Agreement (Reallocated Option) for Thomas F. Shannon and Brett I. Parker under the Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.22†+	Employment Agreement, dated as of May 5, 2023, by and between Bowlero Corp. and Robert M. Lavan.
10.23†+	Form of Option Award Agreement for Robert M. Lavan under the Bowlero Corp. 2021 Omnibus Incentive Plan.
16.1	Response Letter from Marcum, LLP (incorporated by reference to Exhibit 16.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
21.1+	Subsidiaries of Bowlero Corp.
23.1+	Consent of KPMG LLP.
23.2+	Consent of Deloitte and Touche LLP.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
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

BOWLERO CORP.

Date:	September 11, 2023	By:	/s/ Thomas F. Shannon
		Name:	Thomas F. Shannon
		Title:	Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Shannon	Chairman, Chief Executive Officer and President; Director	September 11, 2023
Thomas F. Shannon	(Principal Executive Officer)

/s/ Robert M. Lavan	Chief Financial Officer and Treasurer	September 11, 2023
Robert M. Lavan	(Principal Financial Officer & Principal Accounting Officer)

/s/ Brett I. Parker	Director	September 11, 2023
Brett I. Parker
/s/ Michael J. Angelakis	Director	September 11, 2023
Michael J. Angelakis

/s/ Robert J. Bass	Director	September 11, 2023
Robert J. Bass

/s/ Sandeep Mathrani	Director	September 11, 2023
Sandeep Mathrani

/s/ Alberto Perlman	Director	September 11, 2023
Alberto Perlman

/s/ Rachael A. Wagner	Director	September 11, 2023
Rachael A. Wagner

/s/ Michelle Wilson	Director	September 11, 2023
Michelle Wilson

/s/ John A. Young	Director	September 11, 2023
John A. Young