Form 10-K/A
period 2023-07-02
Bowlero Corp.
filed 2023-09-14
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K/A
Amendment No. 1
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

Item 1. Explanatory Note
Bowlero Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended July 2, 2023, as filed with the Securities and Exchange Commission (“SEC”) on September 11, 2023 (the “Original Form 10-K”).
The registrant is filing this Amendment No.1 solely for the purpose of including the conformed signatures of Deloitte & Touche LLP on its report contained in Item 8 and in its consent filed as Exhibit 23.2. We possessed manually signed copies of the report and consent from Deloitte & Touche LLP when we filed the Original Form 10-K.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.
No other items of the Original Form 10-K are being amended and this Amendment No. 1 does not reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the Original Form 10-K.

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
/s/ Deloitte & Touche LLP

Richmond, Virginia
September 11, 2023

We have served as the Company's auditor since 2022.

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as a part of this Amendment No. 1.

Exhibit No.	Description
23.2+	Consent of Deloitte & Touche LLP.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
+ Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWLERO CORP.

Date:	September 14, 2023	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer and Treasurer