Form 10-Q
period 2023-10-01
Bowlero Corp.
filed 2023-11-07
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 92,768,345 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 136,373 shares of Series A preferred stock as of November 1, 2023.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
October 1, 2023 and July 2, 2023
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	October 1, 2023	July 2, 2023
Assets
Current assets:
Cash and cash equivalents	$40,088	$195,633
Accounts and notes receivable, net of allowance for doubtful accounts	4,087	3,092
Inventories, net	13,183	11,470
Prepaid expenses and other current assets	19,393	18,395
Assets held-for-sale	2,069	2,069
Total current assets	78,820	230,659

Property and equipment, net	773,057	697,850
Internal use software, net	20,792	17,914
Operating lease right of use assets, net	550,113	449,085
Finance lease right of use assets, net	540,186	515,339
Intangible assets, net	100,087	90,986
Goodwill	825,522	753,538
Deferred income tax asset	86,237	73,807
Other assets	12,582	12,096
Total assets	$2,987,396	$2,841,274

Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$141,164	$121,226
Current maturities of long-term debt	9,595	9,338
Current obligations of operating lease liabilities	26,194	23,866
Other current liabilities	16,650	14,281
Total current liabilities	193,603	168,711

Long-term debt, net	1,276,371	1,138,687
Long-term obligations of operating lease liabilities	541,937	431,295
Long-term obligations of financing lease liabilities	678,720	652,450
Earnout liability	71,364	112,041
Other long-term liabilities	35,220	34,380
Deferred income tax liabilities	4,079	4,160
Total liabilities	2,801,294	2,541,724

Commitments and Contingencies (Note 10)

Temporary Equity
Series A preferred stock	144,329	144,329

Index to Notes

	October 1, 2023	July 2, 2023
Stockholders’ Equity
Class A common stock	$10	$11
Class B common stock	6	6
Additional paid-in capital	507,935	506,112
Treasury stock, at cost	(268,063)	(135,401)
Accumulated deficit	(201,440)	(219,659)
Accumulated other comprehensive income	3,325	4,152
Total stockholders’ equity	41,773	155,221
Total liabilities, temporary equity and stockholders’ equity	$2,987,396	$2,841,274
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
Three Months Ended October 1, 2023 and October 2, 2022
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	October 1, 2023	October 2, 2022
Revenues	$227,405	$230,260
Costs of revenues	182,921	165,202
Gross profit	44,484	65,058

Operating (income) expenses:
Selling, general and administrative expenses	37,765	32,494
Asset impairment	26	84
Gain on sale or disposal of assets	(27)	(155)
Other operating expense	1,364	1,362
Total operating expense	39,128	33,785

Operating profit	5,356	31,273

Other (income) expenses:
Interest expense, net	37,449	23,570
Change in fair value of earnout liability	(40,682)	40,760
Other expense	53	48
Total other (income) expense	(3,180)	64,378

Income (loss) before income tax (benefit) expense	8,536	(33,105)

Income tax (benefit) expense	(9,683)	429
Net income (loss)	18,219	(33,534)

Series A preferred stock dividends	(1,962)	(2,801)
Earnings allocated to Series A preferred stock	(1,049)	—
Net income (loss) attributable to common stockholders	$15,208	$(36,335)

Net income (loss) per share attributable to common stockholders
Basic	$0.09	$(0.22)
Diluted	$0.09	$(0.22)

Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic	160,929,391	162,854,597
Diluted	168,903,508	162,854,597

See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended October 1, 2023 and October 2, 2022
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 1, 2023	October 2, 2022
Net income (loss)	$18,219	$(33,534)
Other comprehensive loss, net of income tax:
Unrealized loss on derivatives	(340)	—
Foreign currency translation adjustment	(487)	(367)
Other comprehensive loss	(827)	(367)
Total comprehensive income (loss)	$17,392	$(33,901)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity
Three Months Ended October 1, 2023 and October 2, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

											Accumulated
	Series A		Class A		Class B				Additional		other	Total
	preferred stock		common stock		common stock		Treasury stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net loss	—	—	—	—	—	—	—	—	—	(33,534)	—	(33,534)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Share-based compensation	—	—	50,317	—	—	—	—	—	3,279	—	—	3,279
Repurchase of Class A common stock into Treasury stock	—	—	(468,103)	—	—	—	468,103	(5,462)	—	—	—	(5,462)
Balance, October 2, 2022	200,000	$206,002	109,977,844	$11	55,911,203	$6	3,898,770	$(40,019)	$338,294	$(346,385)	$(1,673)	$(49,766)

Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net income	—	—	—	—	—	—	—	—	—	18,219	—	18,219
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487)	(487)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,489	—	—	—	—	—	1,823	—	—	1,823
Repurchase of Class A common stock into Treasury stock	—	—	(12,131,185)	(1)	—	—	12,131,185	(132,662)	—	—	—	(132,663)
Balance, October 1, 2023	136,373	$144,329	97,850,605	$10	58,519,437	$6	23,443,487	$(268,063)	$507,935	$(201,440)	$3,325	$41,773
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
Three Months Ended October 1, 2023 and October 2, 2022
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 1, 2023	October 2, 2022
Operating activities
Net income (loss)	$18,219	$(33,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment	26	84
Depreciation and amortization	31,352	26,267
Gain on sale or disposal of assets, net	(27)	(155)
Income from joint venture	(71)	(99)
Amortization of deferred financing costs	846	956
Amortization of deferred rent incentive	—	(567)
Non-cash interest expense on capital lease obligation	—	4,510
Non-cash interest expense on finance lease obligation	935	—
Non-cash operating lease expense	7,822	—
Non-cash portion of gain on lease modification	(499)	—
Amortization of deferred sale lease-back gain	—	(257)
Deferred income taxes	(9,697)	—
Share-based compensation	1,911	3,648
Distributions from joint venture	72	109
Change in fair value of earnout liability	(40,682)	40,760
Change in fair value of marketable securities	—	(89)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(995)	(205)
Inventories	(1,178)	(824)
Prepaids, other current assets and other assets	(1,913)	(915)
Accounts payable and accrued expenses	16,613	(3,947)
Other current liabilities	(163)	(1,125)
Other long-term liabilities	(6,488)	956
Net cash provided by operating activities	16,083	35,573

Investing activities
Purchases of property and equipment	(50,674)	(44,709)
Purchases of intangible assets	(112)	(17)
Proceeds from sale of intangibles	65	—
Purchase of marketable securities	—	(11,594)
Proceeds from sale of marketable securities	—	9,746
Acquisitions, net of cash acquired	(125,855)	(15,918)
Net cash used in investing activities	(176,576)	(62,492)

Index to Notes

	Three Months Ended
	October 1, 2023	October 2, 2022
Financing activities
Repurchase of Class A common stock into Treasury stock	$(130,140)	$(7,558)
Proceeds from long-term debt	—	15,350
Proceeds from Revolver draws	140,000	—
Payment of long-term debt	(3,109)	(2,126)
Payment on finance leases	(1,576)	—
Payments for tax withholdings on share-based compensation	(84)	(499)
Net cash provided by financing activities	5,091	5,167

Effect of exchange rates on cash	(143)	(123)

Net decrease in cash and equivalents	(155,545)	(21,875)
Cash and cash equivalents at beginning of period	195,633	132,236
Cash and cash equivalents at end of period	$40,088	$110,361
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Index For Notes to Condensed Consolidated Financial Statements (Unaudited)

Index to Notes

Bowlero Corp.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1) Description of Business and Significant Accounting Policies
Bowlero Corp., a Delaware corporation, and its subsidiaries (referred to herein as , the “Company”, “Bowlero”, “we,” “us” and “our”) are the world’s largest operator of bowling entertainment centers.
The Company operates bowling entertainment centers under different brand names. Our AMF and Bowl America branded centers are traditional bowling centers, while the Bowlero and Lucky Strike branded centers offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. See Note - 3 Business Acquisitions for additional information on our newly acquired Lucky Strike centers. Additionally, within the brands, there exists a spectrum where some AMF branded centers are more upscale and some Bowlero branded centers are more traditional. All of our centers, regardless of branding, are managed in a fully integrated and consistent basis since all of our centers are in the same business of operating bowling entertainment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2023.
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
Cash and Cash Equivalents:    The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had highly liquid investments classified as cash equivalents of $8,997 and $166,510 at October 1, 2023 and July 2, 2023, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven

Index to Notes

days to be cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $10,439 and $9,066 at October 1, 2023 and July 2, 2023, respectively.
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
The interest rate collar agreements effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to include a cap and floor, thus reducing the impact of interest rate changes on future interest expense. See Note 8 - Debt for more information.
Net Income (Loss) Per Share Attributable to Common Stockholders:    We compute net income (loss) per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. In periods where the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders will be the same. Dilutive securities include convertible preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 15 - Net Income (Loss) Per Share.
Emerging Growth Company Status: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
Recently Issued Accounting Standards:   We reviewed the accounting pronouncements that became effective for fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements. We also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the consolidated financial statements.

Index to Notes

(2) Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended
	October 1, 2023	% of revenues	October 2, 2022	% of revenues
Major revenue categories:
Bowling	$116,430	51.2%	$115,327	50.1%
Food and beverage	74,913	32.9%	79,023	34.3%
Amusement and other	30,369	13.4%	30,809	13.4%
Media	5,693	2.5%	5,101	2.2%
Total revenues	$227,405	100.0%	$230,260	100.0%
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
2024 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the three months ended October 1, 2023, the Company acquired substantially all of the assets of Lucky Strike Entertainment, LLC (“Lucky Strike”) which includes 14 bowling entertainment centers for a total consideration of $90,475. The Company also had two other acquisitions in which we acquired three bowling entertainment centers for a total consideration of $35,380. The Company is still in the process of finalizing its valuation analysis. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating and finance lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. Acquisitions that were considered preliminary at July 2, 2023 were finalized during the three months ended October 1, 2023.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Lucky Strike	Other Acquisitions	Total
Current assets	$586	$89	$675
Property and equipment	43,114	10,814	53,928
Operating lease ROU	95,232	12,923	108,155
Finance lease ROU	25,132	—	25,132
Identifiable intangible assets (1)	9,015	1,755	10,770
Goodwill	48,268	23,716	71,984
Deferred income tax asset	2,615	—	2,615
Total assets acquired	$223,962	$49,297	$273,259

Current liabilities	$(3,350)	$(994)	$(4,344)
Operating lease liabilities	(106,910)	(12,923)	(119,833)
Finance lease liabilities	(22,996)	—	(22,996)
Other liabilities	(231)	—	(231)
Total liabilities assumed	(133,487)	(13,917)	(147,404)
Total fair value, net of cash acquired of $127	$90,475	$35,380	$125,855

Components of consideration transferred
Cash	$90,475	$34,690	$125,165
Holdback (2)	—	690	690
Total consideration transferred	$90,475	$35,380	$125,855
(1)    Of the identifiable intangible assets acquired, $6,740 relates to the indefinite-lived Lucky Strike trade name. The remaining identifiable intangible assets acquired consist of definite-lived trade names, customer relationships, and non-compete agreements and indefinite-lived liquor licenses. See Note 4 - Goodwill and Other Intangible Assets for more information.
(2)    The holdback represents a portion of the consideration transferred that is retained to indemnify the Company for general claims during a certain period subsequent to the acquisition date (the “holdback period”). Holdback funds, to the extent any funds remain, are released to the seller upon expiration of the holdback period.
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended October 1, 2023:

Balance as of July 2, 2023	$753,538
Goodwill resulting from acquisitions during the period	71,984
Balance as of October 1, 2023	$825,522

Index to Notes

Intangible Assets:

	October 1, 2023			July 2, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$9,900	$(9,418)	$482	$9,900	$(9,253)	$647
Other acquisition trade names	4,460	(1,635)	2,825	2,630	(1,423)	1,207
Customer relationships	23,852	(19,855)	3,997	23,712	(18,755)	4,957
Management contracts	1,800	(1,735)	65	1,800	(1,726)	74
Non-compete agreements	4,131	(1,733)	2,398	3,211	(1,572)	1,639
PBA member, sponsor & media relationships	1,400	(655)	745	1,400	(627)	773
Other intangible assets	921	(418)	503	921	(377)	544
	46,464	(35,449)	11,015	43,574	(33,733)	9,841
Indefinite-lived intangible assets:
Liquor licenses	12,332	—	12,332	11,145	—	11,145
PBA trade name	3,100	—	3,100	3,100	—	3,100
Lucky Strike trade name	6,740	—	6,740	—	—	—
Bowlero trade name	66,900	—	66,900	66,900	—	66,900
	89,072	—	89,072	81,145	—	81,145
	$135,536	$(35,449)	$100,087	$124,719	$(33,733)	$90,986
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended
	October 1, 2023	October 2, 2022
Amortization expense	$1,781	$1,582
(5) Property and Equipment
As of October 1, 2023 and July 2, 2023, property and equipment consists of:

	October 1, 2023	July 2, 2023
Land	$99,281	$98,896
Buildings and improvements	144,585	139,402
Leasehold improvements	436,000	383,444
Equipment, furniture, and fixtures	509,580	472,146
Construction in progress	46,998	43,271
	1,236,444	1,137,159
Accumulated depreciation	(463,387)	(439,309)
Property and equipment, net of accumulated depreciation	$773,057	$697,850
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended
	October 1, 2023	October 2, 2022
Depreciation expense	$24,178	$20,339

Index to Notes

(6) Leases
The Company leases various assets under non-cancellable operating and finance leases. These assets include bowling entertainment centers, office space, vehicles, and equipment.
Most of our leases contain payments for some or all of the following: base rent, contingent rent, common area maintenance, insurance, real-estate taxes, and other operating expenses. Rental payments are subject to escalation depending on future changes in designated indices or based on pre-determined amounts agreed upon at lease inception.
The following table summarizes the components of the net lease cost for the three months ended October 1, 2023:

Lease Costs:	Location on Consolidated Statements of Operations	October 1, 2023
Operating Lease Costs: (1)
Operating lease costs associated with master leases	Primarily cost of revenues	$4,428
Operating lease costs associated with non-master leases	Primarily cost of revenues	11,577
Gains from modifications to operating leases	Other operating expense	(499)

Finance Lease Costs:
Amortization of right-of-use assets	Primarily cost of revenues	4,111
Interest on lease liabilities	Interest expense, net	12,021

Financing Obligation Costs:
Interest expense	Interest expense, net	106

Variable lease cost (2)	Primarily cost of revenues	18,003
Short-term lease cost (3)	Cost of revenues; SG&A	250
Sublease income	Revenues	(1,304)
Total net lease costs		$48,693
(1)This represents cash and non-cash lease costs for operating leases. Operating lease costs are recognized evenly over the remaining lease term and differ from the actual cash payments made for our leases. Cash payments and lease costs can differ due to the timing of cash payments relative to straight-line rent expense, non-cash adjustments as a result of purchase accounting, and various other non-cash adjustments to lease costs. Please see the table below for cash paid for our leases.
(2)This includes variable leases costs such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent
(3)Sublease income primarily represents short-term leases with pro-shops and various retail tenants

Supplemental cash flow information related to leases for the three months ended October 1, 2023:

October 1, 2023
Cash paid for amounts included in the measurement of lease liabilities (1)
Operating cash flows paid for operating leases	15,393
Operating cash flows paid for interest portion of finance leases	11,062
Financing cash flows paid for principal portion of finance leases	1,576
Operating cash flows paid for interest portion of financing obligations	113
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.

Index to Notes

(7) Accounts Payable and Accrued Expenses
As of October 1, 2023 and July 2, 2023, accounts payable and accrued expenses consist of:

	October 1, 2023	July 2, 2023
Accounts Payable	$57,304	$53,513
Customer deposits	20,855	12,703
Taxes and licenses	15,398	13,076
Deferred revenue	10,700	7,144
Compensation	10,998	14,670
Professional fees	8,136	4,307
Insurance	6,633	6,168
Utilities	5,248	4,607
Interest	1,497	904
Other	4,395	4,134
Total accrued expenses	$141,164	$121,226
(8) Debt
The following table summarizes the Company’s debt structure as of October 1, 2023 and July 2, 2023:

	October 1, 2023	July 2, 2023
Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.82% and 8.65% at October 1, 2023 and July 2, 2023, respectively)	$1,147,125	$1,150,000
Revolver (Maturing December 15, 2026 and bearing variable rate interest; 7.92% at October 1, 2023)	140,000	—
Other Equipment Loan (Maturing August 19, 2029 and bearing a fixed interest rate; 6.24%)	14,728	14,662
	1,301,853	1,164,662
Less:
Unamortized financing costs	(15,887)	(16,637)
Current portion of unamortized financing costs	3,182	3,123
Current maturities of long-term debt	(12,777)	(12,461)
Total long-term debt	$1,276,371	$1,138,687
Term Loan: The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875, which began on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of October 1, 2023, the interest period is one month.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of October 1, 2023, the Revolver commitment is $235,000. The outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
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

Index to Notes

Letters of Credit:    Outstanding standby letters of credit as of October 1, 2023 and July 2, 2023 totaled $10,386, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of October 1, 2023.
Interest rate collars: The Company entered into two interest rate collars effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
The fair value of the collar agreements as of October 1, 2023 and July 2, 2023 was an asset of $4,145 and $4,608, respectively, and is included within other current assets and other assets in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the statement of income.
(9) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the three months ended October 1, 2023 was (113.4)%, which differs from the US federal statutory rate of 21% primarily due to income recognized in the period for book purposes associated with the change in fair value of the earnout liability which is treated as a discrete tax item and not included as taxable income. The Company’s effective tax rate for the three months ended October 2, 2022 was (1.3)% and differs from the US federal statutory rate of 21% due to certain non-deductible expenses, changes in the valuation allowance, and state and local taxes.
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
(11) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of October 1, 2023 and July 2, 2023.
The outstanding unvested earnout shares will vest if the closing share price of Bowlero’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 54,686 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.

Index to Notes

(12) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of October 1, 2023 and July 2, 2023 are as follows:

	October 1, 2023	July 2, 2023
Carrying value	$1,301,853	$1,164,662
Fair value	1,293,808	1,158,912
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three months ended October 1, 2023 and the fiscal year ended July 2, 2023.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of October 1, 2023 and July 2, 2023:

	October 1, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$4,145	$—	$4,145
Total assets	$—	$4,145	$—	$4,145

Earnout shares	$—	$—	$71,364	$71,364
Total liabilities	$—	$—	$71,364	$71,364

	July 2, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	—	4,608	—	4,608
Total assets	$—	$4,608	$—	$4,608

Earnout shares	$—	$—	$112,041	$112,041
Total liabilities	$—	$—	$112,041	$112,041

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of October 1, 2023 were as follows:

October 1, 2023
Expected term in years	3.21
Expected volatility	50%
Risk-free interest rate	4.78%
Stock price	$9.62
Dividend yield	—

Index to Notes

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the periods ended October 1, 2023 and October 2, 2022:

	Three Months Ended
	October 1, 2023	October 2, 2022
Balance as of beginning of period	$112,041	$210,952
Issuances	5	67
Changes in fair value	(40,682)	40,760
Balance as of end of period	$71,364	$251,779
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of October 1, 2023 and July 2, 2023.
•Issued and Outstanding: 97,850,605 shares (inclusive of 1,595,485 shares contingent on certain stock price thresholds but excluding 23,443,487 shares held in treasury) as of October 1, 2023 and 107,666,301 shares (inclusive of 1,595,930 shares contingent on certain stock price thresholds but excluding 11,312,302 shares held in treasury) as of July 2, 2023.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of October 1, 2023 and July 2, 2023.
•Issued and Outstanding: 58,519,437 and 60,819,437 shares as of October 1, 2023 and July 2, 2023, respectively.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of October 1, 2023 and July 2, 2023.
•Issued and Outstanding: 136,373 shares as of October 1, 2023 and July 2, 2023.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the period ended October 1, 2023, there were no dividends declared or paid in cash on the Preferred Stock. For the period ended October 1, 2023, no accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind. For the period ended October 1, 2023, dividends in the amount of $1,962 were accumulated on the Preferred Stock.

Index to Notes

Shares Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock through February 3, 2024. On September 6, 2023, the Board of Directors authorized a second replenishment of the share repurchase program to $200,000. Treasury stock purchases are stated at cost and presented as a reduction of equity on the condensed consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
As of October 1, 2023, the remaining balance of the repurchase plan was $134,369. For the quarter ended October 1, 2023, 12,131,185 shares of Class A common stock were repurchased for a total of $131,350, for an average purchase price per share of $10.83.
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
As of October 1, 2023 and July 2, 2023, the total compensation cost not yet recognized is as follows:

	Award Plan	October 1, 2023	July 2, 2023
Stock options	2021 Plan	$23,901	$31,032
Service based RSUs	2021 Plan	4,615	5,743
Market and service based RSUs	2021 Plan	1,120	1,351
Earnout RSUs	2021 Plan	276	300
ESPP		240	378
Total unrecognized compensation cost		$30,152	$38,804
Share-based compensation recognized in the consolidated statement of operations for the three months ended October 1, 2023 and October 2, 2022 is as follows:

		Three Months Ended
	Award Plan	October 1, 2023	October 2, 2022
Stock options	2021 Plan	$669	$2,358
Service based RSUs	2021 Plan	914	982
Market and service based RSUs	2021 Plan	170	141
Earnout RSUs	2021 Plan	20	45
ESPP		138	122
Total share-based compensation expense		$1,911	$3,648

Index to Notes

(15) Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	October 1, 2023			October 2, 2022
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$9,465	$5,743	$15,208	$(23,860)	$(12,475)	$(36,335)

Denominator
Weighted-average common shares outstanding	100,160,503	60,768,888	160,929,391	106,943,394	55,911,203	162,854,597

Net income (loss) per share, basic	$0.09	$0.09	$0.09	$(0.22)	$(0.22)	$(0.22)

	Three Months Ended
	October 1, 2023			October 2, 2022
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to stockholders	$9,465	$5,743	$15,208	$(23,860)	$(12,475)	$(36,335)

Denominator
Weighted-average common shares outstanding	100,160,503	60,768,888	160,929,391	106,943,394	55,911,203	162,854,597
Impact of incremental shares	2,517,655	5,456,462	7,974,117	*	*	*
Total	102,678,158	66,225,350	168,903,508	106,943,394	55,911,203	162,854,597

Net income (loss) per share, diluted	$0.09	$0.09	$0.09	$(0.22)	$(0.22)	$(0.22)
*The impact of 25,124,943 potentially dilutive convertible preferred stock, service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Index to Notes

(16) Supplemental Cash Flow Information

	October 1, 2023	October 2, 2022
Cash paid during the period for:
Interest (1)	$36,651	$18,517
Income taxes, net of refunds	28	2,519
Noncash investing and financing transactions:
Capital expenditures in accounts payable	24,313	10,695
Change in fair value of interest rate collars	(463)	—
Unsettled trade payable	8,329	1,999
Excise tax	1,312	—
(1)Includes cash paid for the interest portion on finance leases. See Note 6 - Leases for more information

(17) Subsequent Events
On October 19, 2023, the Company entered into a transaction with VICI Properties Inc. (“VICI”) relating to the transfer of land and real estate assets of 38 bowling entertainment centers for an aggregate value of $432,900, in which we received cash proceeds of $404,800. The Company then entered into a triple-net master lease agreement with VICI for an initial term of 25 years, with six 5-year tenant renewal options.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Bowlero Corp.’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2023 as filed with the Securities and Exchange Commission (“SEC”) on September 11, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2023. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
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

Index to Notes

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause our actual results to differ include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2023.
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
Recent Developments
Bowlero’s results for the quarter ended October 1, 2023 exhibited the planned fiscal year 2024 reinvestment in the business through acquisitions, new builds, and conversions. To highlight the Company’s recent activity during the quarter ended October 1, 2023 and through the filing of this Quarterly Report on Form 10-Q:
•We made three acquisitions in which we acquired 17 bowling entertainment centers during the quarter ended October 1, 2023. We have signed two agreements to acquire two additional centers as of October 1, 2023, which are expected to close in the second quarter of fiscal year 2024.
•We completed and opened one new build-out during the quarter ended October 1, 2023 and have a total of seven signed agreements for build-outs in prime markets.
•Renovations and remodels are underway at 14 bowling centers.
•We entered into a transaction with VICI Properties Inc. (“VICI”) on October 19, 2023 relating to the transfer of land and real estate assets of 38 bowling entertainment centers for an aggregate value of $432,900.
Trends
There are a number of factors that could to materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor, raw materials and other food and beverage costs. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of centers not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
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
Results of Operations
Three Months Ended October 1, 2023 Compared to the Three Months Ended October 2, 2022
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	October 1, 2023	%(1)	October 2, 2022	%(1)	Change	% Change
Revenues	$227,405	100.0%	$230,260	100.0%	$(2,855)	(1.2)%
Costs of revenues	182,921	80.4%	165,202	71.7%	17,719	10.7%
Gross profit	44,484	19.6%	65,058	28.3%	(20,574)	(31.6)%

Operating (income) expenses:
Selling, general and administrative expenses	37,765	16.6%	32,494	14.1%	5,271	16.2%
Asset impairment	26	—%	84	—%	(58)	(69.0)%
Gain on sale or disposal of assets	(27)	—%	(155)	(0.1)%	(128)	(82.6)%
Other operating expense	1,364	0.6%	1,362	0.6%	2	0.1%
Total operating expense	39,128	17.2%	33,785	14.7%	5,343	15.8%
Operating profit	5,356	2.4%	31,273	13.6%	(25,917)	(82.9)%
Other (income) expenses:
Interest expense, net	37,449	16.5%	23,570	10.2%	13,879	58.9%
Change in fair value of earnout liability	(40,682)	(17.9)%	40,760	17.7%	(81,442)	*
Other expense	53	—%	48	—%	5	10.4%
Total other (income) expense	(3,180)	(1.4)%	64,378	28.0%	(67,558)	*
Income (loss) before income tax (benefit) expense	8,536	3.8%	(33,105)	(14.4)%	41,641	*
Income tax (benefit) expense	(9,683)	(4.3)%	429	0.2%	(10,112)	*
Net income (loss)	$18,219	8.0%	$(33,534)	(14.6)%	51,753	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the quarter ended October 1, 2023, revenues totaled $227,405 and represented a decrease of $2,855, or 1%, over the same period of last fiscal year. The decrease in revenues is primarily attributable to a decrease in same-store revenue. The following table summarizes the decrease in the Company’s revenue on a same-store-basis for the quarter ended October 1, 2023 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	October 1, 2023	October 2, 2022	Change	% Change
Center revenues on a same-store basis (1)	$209,146	$224,668	$(15,522)	(6.9)%
Revenues for media, new and closed centers	18,259	5,592	12,667	226.5%
Total revenues	$227,405	$230,260	$(2,855)	(1.2)%
___________
(1) Revenues from 312 centers are included in the same-store comparable center base for the comparison in the above table. In our previously filed 10-Q for the three months ended October 2, 2022, revenues from 291 centers were included in the same-store

Index to Notes

comparable center base for the comparison to the three months ended September 26, 2021. The comparable center base changes from period to period as a result of fluctuations in the center population through acquisitions, new builds and closed centers.
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues. The decrease in same-store revenues during the quarter ended October 1, 2023 reflects, among other factors, a reduction in walk-in or retail business relative to the consumer environment during the same period of last fiscal year, which was partially offset by increased league and group event business.
Cost of Revenues:    Cost of revenues increased $17,719, or 11%. Increases in costs were in most areas and include labor, supplies, repairs & maintenance, depreciation, rent, and utilities. The increase in costs was mainly attributable to bowling center count growth from acquisitions and lease agreements since the first quarter of fiscal 2023 coupled with higher costs due to inflation. For instance, the increase in labor costs reflects the additional staffing and higher pay rates to support the growing business and leave it in a strong position to maximize results in the key second and third quarters of the fiscal year. Furthermore, the increase in depreciation reflects the added depreciable assets through acquisitions and capital expenditures. Cost of revenues as a percent of revenues increased from 72% during the first quarter of fiscal 2023 to almost 80% during the first quarter of fiscal 2024, mainly due to the aforementioned costs increasing at a faster rate than revenues.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses increased $5,271 or 16% to $37,765, mainly due to the increases in compensation and benefits and professional fees. The increase in compensation reflects the increases in pay rates and higher staffing to support the growing business. The increase in professional fees is mainly attributable to the heightened acquisition activity (inclusive of activity by the Company to pursue potential acquisitions) and scale of acquisitions as compared to the first quarter of fiscal 2023. The aforementioned increases were partially offset by lower share-based compensation expense due to forfeitures. Total SG&A expenses as a percent of revenues for the first quarter of fiscal 2024 was approximately 17% as compared to 14% during the corresponding period last fiscal year. The increase in SG&A costs as a percent of revenues is mainly due to the certain costs, including compensation-related costs and professional fees, increasing at a faster rate than revenues.
Interest expense, net:    Interest expense primarily relates to interest on debt and finance leases. Interest expense increased $13,879, or 59%, to $37,449. The higher interest expense is primarily the result of higher interest rates and our increased debt and finance lease obligations.
Change in fair value of earnouts: The favorable impact on the statement of operations during the quarter ended October 1, 2023 is mainly due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.
Income Taxes:    Income tax (benefit) expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (113.4)% for the quarter ended October 1, 2023 was primarily attributed to income recognized for book purposes in the period associated with the change in fair value of the earnout liability which is treated as a discrete tax item and not included as taxable income. The effective tax rate of (1.3)% for the quarter ended October 2, 2022 was primarily attributed to state income tax expense and certain non-deductible expenses offset in part by changes in the valuation allowance.
Non-GAAP measure
Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest Expense, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Centers, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Changes in the value of earnouts, and Other. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

Index to Notes

The following table provides a reconciliation from net income (loss) to Adjusted EBITDA for the three months ended October 1, 2023 and October 2, 2022:

	October 1, 2023	October 2, 2022
Net income (loss)	$18,219	$(33,534)
Adjustments:
Interest expense	39,032	23,570
Income tax (benefit) expense	(9,683)	429
Depreciation, amortization and impairment charges	32,026	26,351
Share-based compensation	1,911	3,648
Closed center EBITDA (1)	2,462	379
Foreign currency exchange loss (gain)	79	(71)
Asset disposition gain	(27)	(155)
Transactional and other advisory costs (2)	8,398	4,166
Changes in the value of earnouts (3)	(40,682)	40,760
Other, net (4)	399	(234)
Adjusted EBITDA	$52,134	$65,309
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
(3)The adjustment for changes in the value of earnouts is to remove of the impact of the revaluation of the earnouts. As a result of the Business Combination, the Company recorded liabilities for earnouts. Changes in the fair value of the earnout liability is recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
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
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new centers and upgrading and converting existing centers. We believe our financial position, generation of cash, available cash on hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage and potential borrowing restrictions imposed by our lenders See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended July 2, 2023 for further information.
At October 1, 2023, we had approximately $40,088 of available cash and cash equivalents.

Index to Notes

Three Months Ended October 1, 2023 Compared To the Three Months Ended October 2, 2022
The following compares the primary categories of the consolidated statements of cash flows for the period ended October 1, 2023 and October 2, 2022:

	Three Months Ended		$ Change
(in thousands)	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$16,083	$35,573	$(19,490)
Net cash used in investing activities	(176,576)	(62,492)	(114,084)
Net cash provided by financing activities	5,091	5,167	(76)
Effect of exchange rate changes on cash	(143)	(123)	(20)
Net change in cash and cash equivalents	$(155,545)	$(21,875)	$(133,670)
During the quarter ended October 1, 2023, net cash provided from operations totaled $16,083, as compared to $35,573 during the same period of the prior fiscal year. The decrease in cash provided by operating activities primarily reflects higher cost of revenues.
Investing activities utilized $176,576, reflecting our acquisitions of businesses and capital expenditures, as well as center conversions and related capital expenditures. The higher level of cash used in investing activities during the period mainly reflects the acquisition of Lucky Strike, which had a larger purchase price as compared to the bowling centers acquired during the same period of the prior fiscal year. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.
Financing activities generated $5,091, reflecting proceeds from revolver draws of $140,000, partially offset by $130,140 for the repurchase of treasury stock.
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
On October 19, 2023, we entered into a transaction with VICI relating to the transfer of land and real estate assets of 38 bowling entertainment centers for aggregate value of $432,900. Proceeds are expected to be used to accelerate new builds, deploy capital into acquisitions and conversions, return capital to shareholders, pay down a portion of Bowlero’s debt, and for general corporate purposes. The Company then entered into a triple-net master lease agreement with VICI for an initial term of 25 years, with six 5-year tenant renewal options.
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2023 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended October 1, 2023.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the quarter ended October 1, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of Business and Significant Accounting Policies of the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
We are currently an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Index to Notes

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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $12,870 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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
Inflation
We experience inflation related to our purchase of certain products that we need to operate our business. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. In order to mitigate price volatility, we monitor price fluctuations and may adjust our prices accordingly, however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of October 1, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended October 1, 2023.

Index to Notes

Part II
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 10 - Commitments and Contingencies of the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended July 2, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our securities made by us for the quarter ended October 1, 2023.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
July 3, 2023 to August 6, 2023	6,221,060	$11.45	6,221,060	$76,559
August 7, 2023 to September 3, 2023	510,967	12.02	510,967	70,418
September 4, 2023 to October 1, 2023	5,399,158	9.99	5,399,158	134,369
Total	12,131,185	$10.83	12,131,185
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

BOWLERO CORP.

Date:	November 7, 2023	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)