Form 10-Q
period 2023-12-31
Bowlero Corp.
filed 2024-02-05
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 91,202,273 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 129,457 shares of Series A preferred stock as of January 31, 2024.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	December 31, 2023	July 2, 2023
Assets
Current assets:
Cash and cash equivalents	$189,955	$195,633
Accounts and notes receivable, net of allowance for doubtful accounts	6,875	3,092
Inventories, net	14,166	11,470
Prepaid expenses and other current assets	24,304	18,395
Assets held-for-sale	2,069	2,069
Total current assets	237,369	230,659

Property and equipment, net	806,096	697,850
Internal use software, net	22,538	17,914
Operating lease right of use assets, net	546,188	449,085
Finance lease right of use assets, net	536,274	515,339
Intangible assets, net	98,784	90,986
Goodwill	826,619	753,538
Deferred income tax asset	84,767	73,807
Other assets	33,527	12,096
Total assets	$3,192,162	$2,841,274

Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$142,670	$121,226
Current maturities of long-term debt	9,248	9,338
Current obligations of operating lease liabilities	31,718	23,866
Other current liabilities	11,497	14,281
Total current liabilities	195,133	168,711

Long-term debt, net	1,134,076	1,138,687
Long-term obligations of operating lease liabilities	539,580	431,295
Long-term obligations of finance lease liabilities	680,309	652,450
Long-term financing obligations	436,790	9,005
Earnout liability	135,479	112,041
Other long-term liabilities	27,239	25,375
Deferred income tax liabilities	4,200	4,160
Total liabilities	3,152,806	2,541,724

Commitments and Contingencies (Note 10)

Index to Notes

	December 31, 2023	July 2, 2023
Temporary Equity
Series A preferred stock	$144,329	$144,329

Stockholders’ (Deficit) Equity
Class A common stock	9	11
Class B common stock	6	6
Additional paid-in capital	508,065	506,112
Treasury stock, at cost	(349,025)	(135,401)
Accumulated deficit	(264,909)	(219,659)
Accumulated other comprehensive income	881	4,152
Total stockholders’ (deficit) equity	(104,973)	155,221
Total liabilities, temporary equity and stockholders’ (deficit) equity	$3,192,162	$2,841,274
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Revenues	$305,671	$273,385	$533,076	$503,645
Costs of revenues	215,090	179,706	398,011	344,908
Gross profit	90,581	93,679	135,065	158,737

Operating expenses:
Selling, general and administrative expenses	37,512	34,452	75,277	66,946
Asset impairment	29	—	55	84
Loss (gain) on sale of assets	21	(1,823)	(6)	(1,978)
Other operating expense	3,542	614	4,906	1,976
Total operating expense	41,104	33,243	80,232	67,028

Operating profit	49,477	60,436	54,833	91,709

Other expenses:
Interest expense, net	46,236	27,379	83,685	50,949
Change in fair value of earnout liability	64,091	30,776	23,409	71,536
Other expense (income)	10	(678)	63	(630)
Total other expense	110,337	57,477	107,157	121,855

(Loss) income before income tax expense (benefit)	(60,860)	2,959	(52,324)	(30,146)

Income tax expense (benefit)	2,609	1,524	(7,074)	1,953
Net (loss) income	(63,469)	1,435	(45,250)	(32,099)

Series A preferred stock dividends	(1,963)	(2,802)	(3,925)	(5,603)
Net loss attributable to common stockholders	$(65,432)	$(1,367)	$(49,175)	$(37,702)

Net loss per share attributable to Class A and B common stockholders
Basic & Diluted	$(0.44)	$(0.01)	$(0.32)	$(0.23)

Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic & Diluted	149,805,531	162,478,147	155,367,461	162,665,041
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net (loss) income	$(63,469)	$1,435	$(45,250)	$(32,099)
Other comprehensive (loss) income, net of income tax:
Unrealized loss on derivatives	(3,110)	—	(3,450)	—
Foreign currency translation adjustment	666	81	179	(286)
Other comprehensive (loss) income	(2,444)	81	(3,271)	(286)
Total comprehensive (loss) income	$(65,913)	$1,516	$(48,521)	$(32,385)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net loss	—	—	—	—	—	—	—	—	—	(33,534)	—	(33,534)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Share-based compensation	—	—	50,317	—	—	—	—	—	3,279	—	—	3,279
Repurchase of Class A common stock into Treasury stock	—	—	(468,103)	—	—	—	468,103	(5,462)	—	—	—	(5,462)
Balance, October 2, 2022	200,000	$206,002	109,977,844	$11	55,911,203	$6	3,898,770	$(40,019)	$338,294	$(346,385)	$(1,673)	$(49,766)
Net income	—	—	—	—	—	—	—	—	—	1,435	—	1,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	81	81
Share-based compensation	—	—	377,927	—	—	—	—	—	3,632	—	—	3,632
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(629,677)	—	—	—	629,677	(7,949)	—	—	—	(7,949)
Balance, January 1, 2023	200,000	$211,667	109,726,094	$11	55,911,203	$6	4,528,447	$(47,968)	$336,261	$(344,950)	$(1,592)	$(58,232)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	155,221
Net income	—	—	—	—	—	—	—	—	—	18,219	—	18,219
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487)	(487)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,489	—	—	—	—	—	1,823	—	—	1,823
Repurchase of Class A common stock into Treasury stock	—	—	(12,131,185)	(1)	—	—	12,131,185	(132,662)	—	—	—	(132,663)
Balance, October 1, 2023	136,373	$144,329	97,850,605	$10	58,519,437	$6	23,443,487	$(268,063)	$507,935	$(201,440)	$3,325	$41,773
Net loss	—	—	—	—	—	—	—	—	—	(63,469)	—	(63,469)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	666	666
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(3,110)	(3,110)
Share-based compensation	—	—	330,846	—	—	—	—	—	4,099	—	—	4,099
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Repurchase of Class A common stock into Treasury stock	—	—	(7,516,855)	(1)	—	—	7,516,855	(80,962)	—	—	—	(80,963)
Balance, December 31, 2023	136,373	$144,329	90,664,596	$9	58,519,437	$6	30,960,342	$(349,025)	$508,065	$(264,909)	$881	$(104,973)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 31, 2023	January 1, 2023
Operating activities
Net loss	$(45,250)	$(32,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	55	84
Depreciation and amortization	68,423	55,570
Gain on sale of assets, net	(6)	(1,978)
Income from equity method investment	(160)	(200)
Amortization of deferred financing costs	1,715	1,856
Amortization of deferred rent incentive	—	(204)
Non-cash interest expense on capital lease obligation	—	5,360
Non-cash interest expense on finance lease obligation	3,709	—
Non-cash operating lease expense	16,586	—
Non-cash portion of gain on lease modification	(499)	—
Amortization of deferred sale lease-back gain	—	(514)
Deferred income taxes	(7,099)	178
Share-based compensation	5,600	7,684
Distributions from equity method investments	147	213
Change in fair value of earnout liability	23,409	71,536
Change in fair value of marketable securities	—	(755)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(3,784)	(3,018)
Inventories	(2,108)	(976)
Prepaids, other current assets and other assets	(4,146)	(688)
Accounts payable and accrued expenses	27,600	12,385
Other current liabilities	(312)	127
Other long-term liabilities	(12,681)	1,318
Net cash provided by operating activities	71,199	115,879

Investing activities
Purchases of property and equipment	(113,587)	(78,111)
Purchases of intangible assets	(259)	(22)
Proceeds from sale of property and equipment	—	6,518
Proceeds from sale of intangibles	65	126
Purchase of marketable securities	—	(44,855)
Proceeds from sale of marketable securities	—	32,921
Acquisitions, net of cash acquired	(132,885)	(79,582)
Net cash used in investing activities	(246,666)	(163,005)

Index to Notes

	Six Months Ended
	December 31, 2023	January 1, 2023
Financing activities
Repurchase of Class A common stock into Treasury stock	$(218,669)	$(16,355)
Proceeds from share issuance	1,274	590
Payments for tax withholdings on share-based compensation	(925)	(1,491)
Payment of dividends on Series A preferred stock	(3,969)	—
Settlement of contingent consideration	—	1,000
Payment of long-term debt	(6,525)	(4,399)
Payment on finance leases	(3,177)	—
Proceeds from long-term debt	—	15,418
Proceeds from Revolver draws	175,000	—
Payoff of Revolver	(175,000)	—
Proceeds from sale-leaseback financing	408,510	10,363
Payment of deferred financing costs	(6,781)	—
Net cash provided by financing activities	169,738	5,126

Effect of exchange rates on cash	51	(427)

Net decrease in cash and cash equivalents	(5,678)	(42,427)
Cash and cash equivalents at beginning of period	195,633	132,236
Cash and cash equivalents at end of period	$189,955	$89,809
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
Principles of Consolidation: The condensed consolidated financial statements and related notes include the accounts of Bowlero Corp. and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity. We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheets, statement of operations and accompanying notes. Significant estimates made by management include, but are not limited to, cash flow projections; the fair value of assets and liabilities in acquisitions; derivatives with hedge accounting; share-based compensation; depreciation and impairment of long-lived assets; carrying amount and recoverability analyses of property and equipment, assets held for sale, goodwill and other intangible assets; valuation of deferred tax assets and liabilities and income tax uncertainties; and reserves for litigation, claims and self-insurance costs. Actual results could differ from those estimates.
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

Index to Notes

Equity Method Investments:    The aggregate carrying amounts of our equity method investments was $25,583 and $1,180 as of December 31, 2023 and July 2, 2023, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
Net Loss Per Share Attributable to Common Stockholders:    We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the Series A preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. In periods where the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders will be the same. Dilutive securities include Series A preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 15 - Net Loss Per Share.
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

Index to Notes

(2) Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended				Six Months Ended
	December 31, 2023	% of revenues	January 1, 2023	% of revenues	December 31, 2023	% of revenues	January 1, 2023	% of revenues
Major revenue categories:
Bowling	$145,295	47.5%	$131,426	48.1%	$261,725	49.1%	$246,753	49.0%
Food and beverage	111,192	36.4%	100,657	36.8%	186,105	34.9%	179,680	35.7%
Amusement and other	45,415	14.9%	36,748	13.4%	75,784	14.2%	67,557	13.4%
Media	3,769	1.2%	4,554	1.7%	9,462	1.8%	9,655	1.9%
Total revenues	$305,671	100.0%	$273,385	100.0%	$533,076	100.0%	$503,645	100.0%
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
2024 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the six months ended December 31, 2023, the Company acquired substantially all of the assets of Lucky Strike Entertainment, LLC (“Lucky Strike”) which includes 14 bowling entertainment centers for a total consideration of $90,475. The Company also had three other acquisitions in which we acquired four bowling entertainment centers for a total consideration of $42,410. The Company is still in the process of finalizing its valuation analysis. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating and finance lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. Acquisitions that were considered preliminary at July 2, 2023 were finalized during the six months ended December 31, 2023.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Lucky Strike	Other Acquisitions	Total
Current assets	$586	$133	$719
Property and equipment	43,114	16,433	59,547
Operating lease ROU	95,232	12,923	108,155
Finance lease ROU	25,132	—	25,132
Identifiable intangible assets (1)	9,015	2,065	11,080
Goodwill	48,268	24,813	73,081
Deferred income tax asset	2,615	—	2,615
Total assets acquired	$223,962	$56,367	$280,329

Current liabilities	$(3,350)	$(1,034)	$(4,384)
Operating lease liabilities	(106,910)	(12,923)	(119,833)
Finance lease liabilities	(22,996)	—	(22,996)
Other liabilities	(231)	—	(231)
Total liabilities assumed	(133,487)	(13,957)	(147,444)
Total fair value, net of cash of $132	$90,475	$42,410	$132,885

Components of consideration transferred
Cash	$90,475	$41,716	$132,191
Holdback (2)	—	694	694
Total	$90,475	$42,410	$132,885
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
During the six months ended December 31, 2023, we acquired one additional bowling entertainment center, which was previously managed by the Company, for $6,065 that did not meet the definition of a business under ASC 805. Therefore, this acquisition was accounted for as an asset acquisition, using a cost accumulation model. The assets acquired and liabilities assumed were recognized at cost, which was the consideration transferred to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition was then allocated to the assets acquired based on their relative fair values. Goodwill was not recognized.

(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended December 31, 2023:

Balance as of July 2, 2023	$753,538
Goodwill resulting from acquisitions during fiscal year 2024	73,081
Balance as of December 31, 2023	$826,619

Index to Notes

Intangible Assets:

	December 31, 2023			July 2, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$9,900	$(9,583)	$317	$9,900	$(9,253)	$647
Other acquisition trade names	4,460	(1,782)	2,678	2,630	(1,423)	1,207
Customer relationships	23,852	(20,700)	3,152	23,712	(18,755)	4,957
Management contracts	1,800	(1,744)	56	1,800	(1,726)	74
Non-compete agreements	4,131	(1,868)	2,263	3,211	(1,572)	1,639
PBA member, sponsor & media relationships	1,400	(683)	717	1,400	(627)	773
Other intangible assets	921	(472)	449	921	(377)	544
	46,464	(36,832)	9,632	43,574	(33,733)	9,841
Indefinite-lived intangible assets:
Liquor licenses	12,412	—	12,412	11,145	—	11,145
PBA trade name	3,100	—	3,100	3,100	—	3,100
Lucky Strike trade name	6,740	—	6,740	—	—	—
Bowlero trade name	66,900	—	66,900	66,900	—	66,900
	89,152	—	89,152	81,145	—	81,145
	$135,616	$(36,832)	$98,784	$124,719	$(33,733)	$90,986
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Amortization expense	$1,760	$1,862	$3,541	$3,444
(5) Property and Equipment
As of December 31, 2023 and July 2, 2023, property and equipment consists of:

	December 31, 2023	July 2, 2023
Land	$101,482	$98,896
Building and leasehold improvements	614,445	522,846
Equipment, furniture, and fixtures	536,568	472,146
Construction in progress	45,115	43,271
	1,297,610	1,137,159
Accumulated depreciation	(491,514)	(439,309)
Property and equipment, net of accumulated depreciation	$806,096	$697,850
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Depreciation expense	$29,453	$21,925	$53,631	$42,264

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
VICI Transaction:
On October 19, 2023, the Company completed a transaction with VICI Properties Inc. (“VICI”) relating to the transfer of the land and real estate assets of 38 bowling entertainment centers for an aggregate value of $432,900. The transaction was structured as a tax-deferred capital contribution with cash proceeds of $408,510 and a $24,390 limited partner interest in a subsidiary of VICI, which is accounted for as an equity method investment.
Simultaneously with the transfer, the Company entered into a triple-net master lease agreement with VICI. The master lease has an initial total annual rent of $31,600, and will escalate at the greater of 2.0% or the consumer price index (CPI) (subject to a 2.5% ceiling). The master lease has an initial term of 25 years, and six five year tenant renewal options. Based on an analysis of the economic, market, asset and contractual characteristics of the master lease, the Company determined that all six renewal options were reasonably assured, and therefore, the lease term for accounting purposes is 55 years.
The Company concluded that the transfer was not a sale for accounting purposes as control of the underlying assets remained with the Company, and therefore, the Company recognized a financing obligation equal to the contribution value of $432,900, net of transaction costs. Consistent with the Company’s other financing obligations, the lease payments will be allocated between principal and interest on the financing obligation.
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended	Six Months Ended
Lease Costs:	Location on Consolidated Statements of Operations	December 31, 2023	December 31, 2023
Operating Lease Costs: (1)
Operating lease costs associated with master leases	Primarily cost of revenues	$4,428	$8,856
Operating lease costs associated with non-master leases	Primarily cost of revenues	14,691	26,268
Gains from modifications to operating leases	Other operating expense	—	(499)

Finance Lease Costs:
Amortization of right-of-use assets	Primarily cost of revenues	4,379	8,490
Interest on lease liabilities	Interest expense, net	12,467	24,488

Financing Obligation Costs:
Interest expense	Interest expense, net	8,138	8,244

Variable lease cost (2)	Primarily cost of revenues	19,182	37,185
Short-term lease cost (3)	Cost of revenues; SG&A	320	570
Sublease income	Revenues	(1,324)	(2,628)
Total net lease costs		$62,281	$110,974
(1)This represents cash and non-cash lease costs for operating leases. Operating lease costs are recognized evenly over the remaining lease term and differ from the actual cash payments made for our leases. Cash payments and lease costs can differ due

Index to Notes

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

Supplemental cash flow information related to leases for the six months ended December 31, 2023:

December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (1)
Operating cash flows paid for operating leases	$31,690
Operating cash flows paid for interest portion of finance leases	22,398
Financing cash flows paid for principal portion of finance leases	3,165
Operating cash flows paid for interest portion of financing obligations	6,610
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(7) Accounts Payable and Accrued Expenses
As of December 31, 2023 and July 2, 2023, accounts payable and accrued expenses consist of:

	December 31, 2023	July 2, 2023
Accounts Payable	$51,353	$53,513
Customer deposits	24,212	12,703
Taxes and licenses	17,968	13,076
Compensation	13,618	14,670
Deferred revenue	13,552	7,144
Insurance	6,157	6,168
Professional fees	5,334	4,307
Utilities	4,616	4,607
Interest	1,072	904
Other	4,788	4,134
Total accounts payable and accrued expenses	$142,670	$121,226
(8) Debt
The following table summarizes the Company’s debt structure as of December 31, 2023 and July 2, 2023:

	December 31, 2023	July 2, 2023
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.85% and 8.65% at December 31, 2023 and July 2, 2023, respectively)	$1,144,250	$1,150,000
Other Equipment Loans	14,187	14,662
	1,158,437	1,164,662
Less:
Unamortized financing costs	(15,113)	(16,637)
Current portion of unamortized financing costs	3,243	3,123
Current maturities of long-term debt	(12,491)	(12,461)
Total long-term debt	$1,134,076	$1,138,687
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,150,000 of aggregate initial principal amount of debt outstanding (the

Index to Notes

“Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875, which began on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of December 31, 2023, the interest period is one month.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of December 31, 2023, the Revolver commitment is $235,000. Any outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
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
Letters of Credit:    Outstanding standby letters of credit as of December 31, 2023 and July 2, 2023 totaled $12,621 and $10,386, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of December 31, 2023.
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
The fair value of the collar agreements as of December 31, 2023 and July 2, 2023 was a net liability of $89 and an asset of $4,608, respectively, and is included within other current assets, other assets, and other long-term liabilities in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the statement of income.
(9) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the six months ended December 31, 2023 was 13.5%, which differs from the US federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items. The Company’s effective tax rate for the six months ended January 1, 2023 was 6.5% tax benefit and differs from the US federal statutory rate of 21% due to certain non-deductible expenses, changes in the valuation allowance, and state and local taxes.
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

Index to Notes

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
(11) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of December 31, 2023 and July 2, 2023.
The outstanding unvested earnout shares will vest if the closing share price of Bowlero’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 52,699 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 12 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the three and six months ended December 31, 2023 and January 1, 2023.
(12) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of December 31, 2023 and July 2, 2023 are as follows:

	December 31, 2023	July 2, 2023
Carrying value	$1,158,437	$1,164,662
Fair value	1,159,868	1,158,912
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the six months ended December 31, 2023 and the fiscal year ended July 2, 2023.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of December 31, 2023 and July 2, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$89	$—	$89
Earnout shares	—	—	135,479	135,479
Total liabilities	$—	$89	$135,479	$135,568

Index to Notes

	July 2, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$4,608	$—	$4,608
Total assets	$—	$4,608	$—	$4,608

Earnout shares	$—	$—	$112,041	$112,041
Total liabilities	$—	$—	$112,041	$112,041

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of December 31, 2023 were as follows:

Earnout
Expected term in years	2.96
Expected volatility	50%
Risk-free interest rate	4.02%
Stock price	$14.16
Dividend yield	1.62%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three and six months ended December 31, 2023 and January 1, 2023:

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Balance as of beginning of period	$71,364	$251,779	$112,041	$210,952
Issuances	24	2	29	69
Changes in fair value	64,091	30,776	23,409	71,536
Balance as of end of period	$135,479	$282,557	$135,479	$282,557
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
As part of the VICI Transaction, the Company recognized an initial limited partnership interest in a subsidiary of VICI equal to its fair value of $24,390. Subsequent adjustments will be accounted for using the equity method of accounting.
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of December 31, 2023 and July 2, 2023.

Index to Notes

•Issued and Outstanding: 90,664,596 shares (inclusive of 1,593,593 shares contingent on certain stock price thresholds but excluding 30,960,342 shares held in treasury) as of December 31, 2023 and 107,666,301 shares (inclusive of 1,595,930 shares contingent on certain stock price thresholds but excluding 11,312,302 shares held in treasury) as of July 2, 2023.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of December 31, 2023 and July 2, 2023.
•Issued and Outstanding: 58,519,437 and 60,819,437 shares as of December 31, 2023 and July 2, 2023 respectively.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of December 31, 2023 and July 2, 2023.
•Issued and Outstanding: 136,373 shares as of December 31, 2023 and July 2, 2023.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the six months ended December 31, 2023, no accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind. For the six months ended December 31, 2023, the Company paid a cash dividend in the amount of $29.10 per share of Preferred Stock, in the aggregate amount of $3,969.
Share Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock through February 3, 2024. On each of May 15, 2023, September 6, 2023 and February 2, 2024, the Board of Directors authorized a replenishment of then-remaining balance of the share repurchase program to $200,000, which in aggregate increased the total amount that has been authorized under the share repurchase program to approximately $551,518. On February 2, 2024, the Board of Directors extended the share repurchase program indefinitely. Treasury stock purchases are stated at cost and presented as a reduction of equity on the condensed consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.
As of December 31, 2023, the remaining balance of the repurchase program was $54,168. For the six months ended December 31, 2023, 19,648,040 shares of Class A common stock were repurchased for a total of $211,551, for an average purchase price per share of $10.77.
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
As of December 31, 2023 and July 2, 2023, the total compensation cost not yet recognized is as follows:

Index to Notes

	Award Plan	December 31, 2023	July 2, 2023
Stock options	2021 Plan	$21,407	$31,032
Service based RSUs	2021 Plan	4,332	5,743
Market and service based RSUs	2021 Plan	891	1,351
Earnout RSUs	2021 Plan	245	300
ESPP		—	378
Total unrecognized compensation cost		$26,875	$38,804
Share-based compensation recognized in the consolidated statements of operations for the periods ended December 31, 2023 and January 1, 2023 is as follows:

		Three Months Ended		Six Months Ended
	Award Plan	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Stock options	2021 Plan	$2,495	$2,383	$3,164	$4,741
Service based RSUs	2021 Plan	949	1,345	1,863	2,326
Market and service based RSUs	2021 Plan	141	148	311	289
Earnout RSUs	2021 Plan	15	50	35	95
ESPP		89	110	227	233
Total share-based compensation expense		$3,689	$4,036	$5,600	$7,684
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.
(15) Net Loss Per Share
The computation of basic and diluted net loss per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	December 31, 2023			January 1, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(39,872)	$(25,560)	$(65,432)	$(897)	$(470)	$(1,367)

Denominator
Weighted-average shares outstanding	91,286,094	58,519,437	149,805,531	106,566,944	55,911,203	162,478,147

Net loss per share, basic & diluted	$(0.44)	$(0.44)	$(0.44)	$(0.01)	$(0.01)	$(0.01)

Anti-dilutive shares excluded from diluted calculation*			18,837,614			26,362,340

Index to Notes

	Six Months Ended
	December 31, 2023			January 1, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(30,298)	$(18,877)	$(49,175)	$(24,743)	$(12,959)	$(37,702)

Denominator
Weighted-average shares outstanding	95,723,299	59,644,162	155,367,461	106,753,838	55,911,203	162,665,041

Net loss per share, basic & diluted	$(0.32)	$(0.32)	$(0.32)	$(0.23)	$(0.23)	$(0.23)

Anti-dilutive shares excluded from diluted calculation*			18,772,390			25,696,874

*The impact of potentially dilutive Series A preferred stock, service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Index to Notes

(16) Supplemental Cash Flow Information

	December 31, 2023	January 1, 2023
Cash paid during the period for:
Interest (1)	$81,940	$44,210
Income taxes, net of refunds	2,424	4,205
Noncash investing and financing transactions:
Assets obtained in build to suit arrangement	—	13,601
Capital expenditures in accounts payable	19,885	13,563
Modifications of capital lease assets and liabilities	—	3,922
Change in fair value of interest rate swap	(4,697)	—
Unsettled trade receivable, net	—	(413)
Excise tax	2,073	—
(1)Includes cash paid for the interest portion on finance leases. See Note 6 - Leases for more information
(17) Subsequent Events
On February 5, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of common stock, which will be paid on March 8, 2024, to stockholders of record on February 23, 2024.
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

Index to Notes

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
Recent Developments
Bowlero’s results for the six months ended December 31, 2023 exhibited the planned fiscal year 2024 reinvestment in the business through acquisitions, new builds, and conversions. To highlight the Company’s recent activity during the six months ended December 31, 2023:
•We completed five acquisitions in which we acquired 19 bowling entertainment centers during the six months ended December 31, 2023. We have signed one agreement to acquire one additional center as of December 31, 2023, which is expected to close in the third quarter of fiscal year 2024.
•We completed and opened two new build-outs during the six months ended December 31, 2023 and have a total of seven signed agreements for build-outs in prime markets.
•Renovations and remodels are currently underway at 15 bowling centers, with approximately 30 additional renovations and remodels slated to begin in the next six months.
•We entered into a transaction with VICI Properties Inc. (“VICI”) relating to the transfer of land and real estate assets of 38 bowling entertainment centers for an aggregate value of $432,900 providing a source of cash liquidity to accelerate new builds, deploy capital into acquisitions and conversions, return value to shareholders, pay down debt, and for general corporate purposes.
Trends
There are a number of factors that could to materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor and inventory, which includes food and beverage costs. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of centers not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
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
Results of Operations
Three Months Ended December 31, 2023 Compared to the Three Months Ended January 1, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	December 31, 2023	%(1)	January 1, 2023	%(1)	Change	% Change
Revenues	$305,671	100.0%	$273,385	100.0%	$32,286	11.8%
Costs of revenues	215,090	70.4%	179,706	65.7%	35,384	19.7%
Gross profit	90,581	29.6%	93,679	34.3%	(3,098)	(3.3)%
Operating expenses:
Selling, general and administrative expenses	37,512	12.3%	34,452	12.6%	3,060	8.9%
Asset impairment	29	—%	—	—%	29	*
Loss (gain) on sale of assets	21	—%	(1,823)	(0.7)%	1,844	*
Other operating expense	3,542	1.2%	614	0.2%	2,928	*
Total operating expense	41,104	13.4%	33,243	12.2%	7,861	23.6%
Operating profit	49,477	16.2%	60,436	22.1%	(10,959)	(18.1)%
Other expenses:
Interest expense, net	46,236	15.1%	27,379	10.0%	18,857	68.9%
Change in fair value of earnout liability	64,091	21.0%	30,776	11.3%	33,315	*
Other expense (income)	10	—%	(678)	(0.2)%	(688)	*
Total other expense	110,337	36.1%	57,477	21.0%	52,860	92.0%
(Loss) income before income tax expense	(60,860)	(19.9)%	2,959	1.1%	(63,819)	*
Income tax expense	2,609	0.9%	1,524	0.6%	1,085	71.2%
Net (loss) income	$(63,469)	(20.8)%	$1,435	0.5%	(64,904)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the quarter ended December 31, 2023, revenues totaled $305,671 and represented an increase of $32,286, or 12%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased centers and group event business, which was partially offset by a decrease in service fee revenue. The following table summarizes our revenues on a same-store-basis for the quarter ended December 31, 2023 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	December 31, 2023	January 1, 2023	Change	% Change
Center revenues on a same-store basis (1)	$260,178	$259,582	$596	0.2%
Revenues for media, new and closed centers	43,860	8,454	35,406	418.8%
Service fee revenue (2)	1,633	5,349	(3,716)	(69.5)%
Total revenues	$305,671	$273,385	$32,286	11.8%

Index to Notes

(1) Revenues from 315 centers are included in the same-store comparable center base for the comparison in the above table. In our previously filed 10-Q for the three months ended January 1, 2023, revenues from 306 centers were included in the same-store
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our centers.
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. The increase in same-store revenues during the quarter ended December 31, 2023 reflects an increase in league and group event business, which was partially offset by a reduction in walk-in or retail business relative to the consumer environment during the same period of last fiscal year.
Cost of Revenues:    Cost of revenues increased $35,384, or 20%. Increases in costs were in most areas and include labor, supplies, repairs & maintenance, depreciation, rent, property taxes, and utilities. The increase in costs was mainly attributable to bowling center count growth from acquisitions and lease agreements since the second quarter of fiscal 2023, which contributed approximately $37,000 to cost of revenues. This was coupled with the increased sales volume and higher costs due to inflation. For instance, the increase in labor costs reflects the additional staffing and higher pay rates to support the growing business and position us for continued success in the key third quarter of the fiscal year. Furthermore, the increase in depreciation reflects the added depreciable assets through acquisitions and capital expenditures and the increase in rent primarily reflects the added operating leases from the Lucky Strike acquisition. Cost of revenues as a percent of revenues increased from 66% during the second quarter of fiscal 2023 to 70% during the second quarter of fiscal 2024, mainly due to the aforementioned costs increasing at a faster rate than revenues.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses increased $3,060 or 9% mainly due to an increase in compensation and professional fees. The increase in compensation reflects the increases in pay rates and higher staffing. For instance, we have increased our event sales and operations management teams to support the growing business. The increases in our event sales and operations management teams were offset by reductions in corporate staff during the quarter. The increase in professional fees is driven by legal costs related to advisory items.
Other operating expense: Other operating expense increased $2,928 mainly due to the approximately $2,600 in costs associated with obtaining an equity method investment in a subsidiary of VICI.
Interest expense, net:    Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $18,857, or 69%, to $46,236. The higher interest expense is primarily the result of higher interest rates and our increased debt, financing obligations, and finance leases as compared to the same period last fiscal year.
Change in fair value of earnouts: The unfavorable impact on the statement of operations during the quarter ended December 31, 2023 is mainly due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter.
Income Taxes:    Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (4.3)% for the quarter ended December 31, 2023 was primarily attributed to the change in fair value of the earnout liability, permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items.

Index to Notes

Six Months Ended December 31, 2023 Compared to the Six Months Ended January 1, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Six Months Ended
(in thousands)	December 31, 2023	%(1)	January 1, 2023	%(1)	Change	% Change
Revenues	$533,076	100.0%	$503,645	100.0%	$29,431	5.8%
Costs of revenues	398,011	74.7%	344,908	68.5%	53,103	15.4%
Gross profit	135,065	25.3%	158,737	31.5%	(23,672)	(14.9)%
Operating expenses:
Selling, general and administrative expenses	75,277	14.1%	66,946	13.3%	8,331	12.4%
Asset impairment	55	—%	84	—%	(29)	(34.5)%
Gain on sale of assets	(6)	—%	(1,978)	(0.4)%	(1,972)	(99.7)%
Other operating expense	4,906	0.9%	1,976	0.4%	2,930	*
Total operating expense	80,232	15.1%	67,028	13.3%	13,204	19.7%
Operating profit	54,833	10.3%	91,709	18.2%	(36,876)	(40.2)%
Other expenses:
Interest expense, net	83,685	15.7%	50,949	10.1%	32,736	64.3%
Change in fair value of earnout liability	23,409	4.4%	71,536	14.2%	(48,127)	(67.3)%
Other expense (income)	63	—%	(630)	(0.1)%	(693)	*
Total other expense	107,157	20.1%	121,855	24.2%	(14,698)	(12.1)%
Loss before income tax (benefit) expense	(52,324)	(9.8)%	(30,146)	(6.0)%	(22,178)	(73.6)%
Income tax (benefit) expense	(7,074)	(1.3)%	1,953	0.4%	(9,027)	*
Net loss	$(45,250)	(8.5)%	$(32,099)	(6.4)%	(13,151)	(41.0)%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the six months ended December 31, 2023, revenues totaled $533,076 and represented an increase of $29,431, or 6%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased centers and group event business, which was partially offset by a decrease in service fee revenue and a slight decrease in revenues on a same-store basis. The following table summarizes our revenues on a same-store-basis for the six months ended December 31, 2023 as compared to the corresponding period last fiscal year:

	Six Months Ended
(in thousands)	December 31, 2023	January 1, 2023	Change	% Change
Center revenues on a same-store basis(1)	$465,763	$476,945	$(11,182)	(2.3)%
Revenues for media, new and closed centers	64,059	16,376	47,683	291.2%
Service fee revenue (2)	3,254	10,324	(7,070)	(68.5)%
Total revenues	$533,076	$503,645	$29,431	5.8%
(1) Revenues from 312 centers are included in the same-store comparable center base for the comparison in the above table. In our previously filed 10-Q for the six months ended January 1, 2023, revenues from 288 centers were included in the same-store
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our centers.
Same-store revenues includes revenue from centers that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from centers that are not open in periods presented such as acquired new centers or centers closed for upgrades, renovations or other such reasons, as well as media revenues and

Index to Notes

service fee revenues. The decrease in same-store revenues during the six months ended December 31, 2023 reflects, among other factors, a reduction in walk-in or retail business relative to the consumer environment during the same period of last fiscal year, which was partially offset by increased league and group event business.
Cost of Revenues:    Cost of revenues increased $53,103, or 15%. Increases in costs were in most areas and include labor, supplies, repairs & maintenance, depreciation, rent, property taxes, and utilities. The increase in costs was mainly attributable to bowling center count growth from acquisitions and lease agreements since the second quarter of fiscal 2023, which contributed approximately $49,000 to cost of revenues. This was coupled with the increased sales volume and higher costs due to inflation. For instance, the increase in labor costs reflects the additional staffing and higher pay rates to support the growing business and position us for continued success in the key third quarter of the fiscal year. Furthermore, the increase in depreciation reflects the added depreciable assets through acquisitions and capital expenditures and the increase in rent primarily reflects the added operating leases from the Lucky Strike acquisition. Cost of revenues as a percent of revenues increased from 68% during the second quarter of fiscal 2023 to 75% during the second quarter of fiscal 2024, mainly due to the aforementioned costs increasing at a faster rate than revenues.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses increased $8,331 or 12% mainly due to an increase in compensation and professional fees. The increase in compensation reflects the increases in pay rates and higher staffing. For instance, we have increased our event sales and operations management teams to support the growing business. The increase in professional fees is attributable to the heightened acquisition activity and scale of acquisitions as compared to the same period of last fiscal year. In addition to acquisition activity, the increase in professional fees is driven by legal costs related to advisory items. The aforementioned increases were partially offset by lower share-based compensation expense due to forfeitures.
Other operating expense:    Other operating expense increased $2,930 mainly due to the approximately $2,600 in costs associated with obtaining an equity method investment in a subsidiary of VICI.
Interest expense, net:    Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $32,736, or 64%, to $83,685. The higher interest expense is primarily the result of higher interest rates and our increased debt, financing obligations, and finance leases as compared to the same period last fiscal year.
Change in fair value of earnouts: The unfavorable impact on the statement of operations during the quarter ended December 31, 2023 is mainly due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price in the current quarter.
Income Taxes:    Income tax benefit and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of 13.5% for the six months ended December 31, 2023 was primarily attributed to the change in fair value of the earnout liability, permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items.
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

Index to Notes

The following table provides a reconciliation from net (loss) income to Adjusted EBITDA for each reporting period:

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net (loss) income	$(63,469)	$1,435	$(45,250)	$(32,099)
Adjustments:
Interest expense	48,112	27,379	87,144	50,949
Income tax expense (benefit)	2,609	1,524	(7,074)	1,953
Depreciation, amortization and impairment charges	37,562	29,303	69,588	55,654
Share-based compensation	3,689	4,036	5,600	7,684
Closed center EBITDA (1)	2,157	768	4,619	1,147
Foreign currency exchange (gain) loss	(78)	(182)	1	(253)
Asset disposition loss (gain)	21	(1,823)	(6)	(1,978)
Transactional and other advisory costs (2)	4,935	3,848	13,241	7,922
Changes in the value of earnouts (3)	64,091	30,776	23,409	71,536
Other, net (4)	3,497	(109)	3,988	(251)
Adjusted EBITDA	$103,126	$96,955	$155,260	$162,264
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
(4)Other includes the following related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations: (i) non-routine expenses, net of recoveries for matters outside the normal course of business, (ii) costs incurred that have been expensed associated with obtaining an equity method investment in a subsidiary of VICI, (iii) severance expense, and (iv) other individually de minimis expenses. Certain prior year amounts have been reclassified to conform to current year presentation.
Liquidity and Capital Resources
We manage our liquidity through assessing available cash-on-hand, our ability to generate cash and our ability to borrow or otherwise raise capital to fund operating, investing and financing activities. The Company remains in a positive financial position with available cash balances.
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new centers and upgrading and converting existing centers. We believe our financial position, generation of cash, available cash-on-hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. We also plan to use available cash-on-hand to fund our share repurchase program, which was implemented as a method to return value to our shareholders. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage, and potential borrowing restrictions imposed by our lenders. See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended July 2, 2023 for further information.
At December 31, 2023, we had approximately $189,955 of available cash and cash equivalents.

Index to Notes

Six Months Ended December 31, 2023 Compared To the Six Months Ended January 1, 2023
The following compares the primary categories of the consolidated statements of cash flows for the period ended December 31, 2023 and January 1, 2023:

	Six Months Ended		$ Change	% Change
(in thousands)	December 31, 2023	January 1, 2023
Net cash provided by operating activities	$71,199	$115,879	$(44,680)	(38.56)%
Net cash used in investing activities	(246,666)	(163,005)	(83,661)	51.32%
Net cash provided by financing activities	169,738	5,126	164,612	3211.31%
Effect of exchange rate changes on cash	51	(427)	478	(111.94)%
Net change in cash and cash equivalents and restricted cash	$(5,678)	$(42,427)	$36,749	(86.62)%
During six months ended December 31, 2023, net cash provided from operations totaled $71,199, as compared to $115,879 during the same period of the prior fiscal year. The decrease in cash provided by operating activities primarily reflects higher cost of revenues and an increase in interest expense.
Investing activities utilized $246,666, reflecting our acquisitions and capital expenditures, as well as center conversions and related capital expenditures. The higher level of cash used in investing activities during the period mainly reflects the acquisition of Lucky Strike, which had a larger purchase price as compared to the bowling centers acquired during the same period of the prior fiscal year. We expect to continue to invest in accretive acquisitions in future periods as well as center upgrades and conversions.
Financing activities generated $169,738, reflecting proceeds from our transaction with VICI of $408,510, partially offset by $218,669 for the repurchase of treasury stock through our share repurchase program.
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
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2023 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended December 31, 2023.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the quarter ended December 31, 2023 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of Business and Significant Accounting Policies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Index to Notes

Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $11,443 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended December 31, 2023.
Part II
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 10 - Commitments and Contingencies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Index to Notes

Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended July 2, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our securities made by us for the quarter ended December 31, 2023.

Date	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
October 2, 2023 to November 5, 2023	5,082,260	$10.55	5,082,260	$80,737
November 6, 2023 to December 3, 2023	989,181	10.46	989,181	70,393
December 4, 2023 to December 31, 2023	1,445,414	11.23	1,445,414	54,168
Total	7,516,855	$10.67	7,516,855
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).
Item 5. Other Information
Rule 10b5-1 Trading Plans
Effective as of December 4, 2023, Thomas Shannon, the Company’s Chief Executive Officer, amended an existing trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Shannon 10b5-1 Plan”). The Shannon 10b5-1 Plan provides for the potential sale of up to 2,300,000 shares of Class A common stock and will expire on the earlier of April 30, 2025 and the date when all shares under the Shannon 10b5-1 Plan are sold.
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

BOWLERO CORP.

Date:	February 5, 2024	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)