Form 10-Q
period 2024-03-31
Bowlero Corp.
filed 2024-05-06
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 90,361,083 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 126,387 shares of Series A preferred stock as of May 1, 2024.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	March 31, 2024	July 2, 2023
Assets
Current assets:
Cash and cash equivalents	$212,429	$195,633
Accounts and notes receivable, net	5,668	3,092
Inventories, net	14,955	11,470
Prepaid expenses and other current assets	26,723	18,395
Assets held-for-sale	2,069	2,069
Total current assets	261,844	230,659

Property and equipment, net	811,648	697,850
Internal use software, net	24,165	17,914
Operating lease right of use assets	561,655	449,085
Finance lease right of use assets, net	531,985	515,339
Intangible assets, net	97,995	90,986
Goodwill	832,311	753,538
Deferred income tax asset	75,540	73,807
Other assets	34,391	12,096
Total assets	$3,231,534	$2,841,274

Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$153,810	$121,226
Current maturities of long-term debt	9,203	9,338
Current obligations of operating lease liabilities	31,163	23,866
Other current liabilities	9,568	14,281
Total current liabilities	203,744	168,711

Long-term debt, net	1,131,803	1,138,687
Long-term obligations of operating lease liabilities	559,171	431,295
Long-term obligations of finance lease liabilities	682,153	652,450
Long-term financing obligations	438,819	9,005
Earnout liability	126,659	112,041
Other long-term liabilities	27,088	25,375
Deferred income tax liabilities	4,321	4,160
Total liabilities	3,173,758	2,541,724

Commitments and Contingencies (Note 10)

Index to Notes

	March 31, 2024	July 2, 2023
Temporary Equity
Series A preferred stock	$133,760	$144,329

Stockholders’ (Deficit) Equity
Class A common stock	9	11
Class B common stock	6	6
Additional paid-in capital	512,621	506,112
Treasury stock, at cost	(349,770)	(135,401)
Accumulated deficit	(240,982)	(219,659)
Accumulated other comprehensive income	2,132	4,152
Total stockholders’ (deficit) equity	(75,984)	155,221
Total liabilities, temporary equity and stockholders’ (deficit) equity	$3,231,534	$2,841,274
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Revenues	$337,670	$315,725	$870,746	$819,370
Costs of revenues	225,894	189,304	623,905	534,212
Gross profit	111,776	126,421	246,841	285,158

Operating expenses:
Selling, general and administrative expenses	39,488	35,891	114,765	102,837
Asset impairment	354	489	409	573
Loss (gain) on sale of assets	657	(192)	651	(2,170)
Other operating expense	265	649	5,171	2,625
Total operating expense	40,764	36,837	120,996	103,865

Operating profit	71,012	89,584	125,845	181,293

Other expenses:
Interest expense, net	46,890	29,117	130,575	80,066
Change in fair value of earnout liability	(8,868)	87,222	14,541	158,758
Other expense	3	5,986	66	5,356
Total other expense	38,025	122,325	145,182	244,180

Income (loss) before income tax expense (benefit)	32,987	(32,741)	(19,337)	(62,887)

Income tax expense (benefit)	9,141	(668)	2,067	1,285
Net income (loss)	23,846	(32,073)	(21,404)	(64,172)

Series A preferred stock dividends	(2,353)	(4,401)	(6,278)	(10,004)
Earnings allocated to Series A preferred stock	(1,430)	—	—	—
Net income (loss) attributable to common stockholders	$20,063	$(36,474)	$(27,682)	$(74,176)

Net income (loss) per share attributable to Class A and B common stockholders
Basic	$0.14	$(0.22)	$(0.18)	$(0.45)
Diluted	$0.13	$(0.22)	$(0.18)	$(0.45)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	148,102,841	165,698,500	152,945,921	163,676,194
Diluted	157,874,876	165,698,500	152,945,921	163,676,194
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net income (loss)	$23,846	$(32,073)	$(21,404)	$(64,172)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	765	—	(2,685)	—
Foreign currency translation adjustment	486	1,477	665	1,191
Other comprehensive income (loss)	1,251	1,477	(2,020)	1,191
Total comprehensive income (loss)	$25,097	$(30,596)	$(23,424)	$(62,981)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net loss	—	—	—	—	—	—	—	—	—	(33,534)	—	(33,534)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Share-based compensation	—	—	50,317	—	—	—	—	—	3,279	—	—	3,279
Repurchase of Class A common stock into Treasury stock	—	—	(468,103)	—	—	—	468,103	(5,462)	—	—	—	(5,462)
Balance, October 2, 2022	200,000	$206,002	109,977,844	$11	55,911,203	$6	3,898,770	$(40,019)	$338,294	$(346,385)	$(1,673)	$(49,766)
Net income	—	—	—	—	—	—	—	—	—	1,435	—	1,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	81	81
Share-based compensation	—	—	377,927	—	—	—	—	—	3,632	—	—	3,632
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(629,677)	—	—	—	629,677	(7,949)	—	—	—	(7,949)
Balance, January 1, 2023	200,000	$211,667	109,726,094	$11	55,911,203	$6	4,528,447	$(47,968)	$336,261	$(344,950)	$(1,592)	$(58,232)
Net loss	—	—	—	—	—	—	—	—	—	(32,073)	—	(32,073)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	1,477
Share-based compensation	—	—	46,553	—	—	—	—	—	3,709	—	—	3,709
Settlement of Earnout Shares	—	—	4,670,495	—	4,908,234	—	—	—	180,656	—	—	180,656
Settlement of Series A preferred stock	(5,000)	(5,291)	—	—	—	—	—	—	(1,533)	—	—	(1,533)
Repurchase of Class A common stock into Treasury stock	—	—	(370,612)	—	—	—	370,612	(5,562)	—	—	—	(5,562)
Balance, April 2, 2023	195,000	$206,376	114,072,530	$11	60,819,437	$6	4,899,059	$(53,530)	$519,093	$(377,023)	$(115)	$88,442

Index to Notes

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net income	—	—	—	—	—	—	—	—	—	18,219	—	18,219
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487)	(487)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,489	—	—	—	—	—	1,823	—	—	1,823
Repurchase of Class A common stock into Treasury stock	—	—	(12,131,185)	(1)	—	—	12,131,185	(132,662)	—	—	—	(132,663)
Balance, October 1, 2023	136,373	$144,329	97,850,605	$10	58,519,437	$6	23,443,487	$(268,063)	$507,935	$(201,440)	$3,325	$41,773
Net loss	—	—	—	—	—	—	—	—	—	(63,469)	—	(63,469)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	666	666
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(3,110)	(3,110)
Share-based compensation	—	—	330,846	—	—	—	—	—	4,099	—	—	4,099
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Repurchase of Class A common stock into Treasury stock	—	—	(7,516,855)	(1)	—	—	7,516,855	(80,962)	—	—	—	(80,963)
Balance, December 31, 2023	136,373	$144,329	90,664,596	$9	58,519,437	$6	30,960,342	$(349,025)	$508,065	$(264,909)	$881	$(104,973)
Net income	—	—	—	—	—	—	—	—	—	23,846	—	23,846
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	486	486
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	765	765
Settlement of Series A preferred stock	(9,986)	(10,569)	752,497	—	—	—	—	—	9,737	81	—	9,818
Share-based compensation	—	—	64,137	—	—	—	—	—	3,549	—	—	3,549
Common stock dividend	—	—	—	—	—	—	—	—	(8,730)	—	—	(8,730)
Repurchase of Class A common stock into Treasury stock	—	—	(68,120)	—	—	—	68,120	(745)	—	—	—	(745)
Balance, March 31, 2024	126,387	$133,760	91,413,110	$9	58,519,437	$6	31,028,462	$(349,770)	$512,621	$(240,982)	$2,132	$(75,984)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2024	April 2, 2023
Operating activities
Net loss	$(21,404)	$(64,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	409	573
Depreciation and amortization	104,750	85,014
Loss (gain) on sale of assets, net	651	(2,170)
Income from equity method investment	(518)	(329)
Amortization of deferred financing costs	2,703	2,585
Amortization of deferred rent incentive	—	(452)
Non-cash interest expense on capital lease obligation	—	4,850
Non-cash interest expense on finance lease obligation	6,778	—
Reduction of operating lease right of use assets	25,642	—
Non-cash portion of gain on lease modification	(499)	—
Amortization of deferred sale lease-back gain	—	(767)
Deferred income taxes	1,828	397
Share-based compensation	9,743	11,891
Distributions from equity method investments	240	323
Change in fair value of earnout liability	14,541	158,758
Change in fair value of marketable securities	—	(852)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(2,580)	(934)
Inventories	(2,477)	(1,410)
Prepaids, other current assets and other assets	(6,082)	(5,987)
Accounts payable and accrued expenses	32,664	20,100
Operating lease liabilities	(19,665)	—
Other current liabilities	(126)	(1,166)
Other long-term liabilities	1,500	2,550
Net cash provided by operating activities	148,098	208,802

Investing activities
Purchases of property and equipment	(147,063)	(112,044)
Purchases of intangible assets	(259)	(22)
Proceeds from sale of property and equipment	—	6,518
Proceeds from sale of intangibles	65	200
Purchase of marketable securities	—	(44,855)
Proceeds from sale of marketable securities	—	45,707
Acquisitions, net of cash acquired	(138,703)	(83,453)
Net cash used in investing activities	(285,960)	(187,949)

Index to Notes

	Nine Months Ended
	March 31, 2024	April 2, 2023
Financing activities
Repurchase of Class A common stock into Treasury stock	$(219,412)	$(22,036)
Proceeds from share issuance	1,274	590
Payments for tax withholdings on share-based compensation	(1,469)	(5,750)
Payment of cash dividends	(12,699)	—
Settlement of Series A preferred stock	(751)	(6,824)
Settlement of contingent consideration	—	1,000
Proceeds from First Lien Credit Facility Term Loan	—	900,000
Payoff of previous First Lien Credit Facility Term Loan	—	(786,166)
Payment of long-term debt	(9,640)	(4,629)
Payment on finance leases	(4,745)	—
Proceeds from long-term debt	—	15,418
Proceeds from Revolver draws	175,000	—
Payoff of Revolver	(175,000)	(86,434)
Proceeds from sale-leaseback financing	408,510	10,363
Payment of deferred financing costs	(6,781)	(8,058)
Construction allowance receipts	—	490
Net cash provided by financing activities	154,287	7,964

Effect of exchange rates on cash	371	(9)

Net increase in cash and cash equivalents	16,796	28,808
Cash and cash equivalents at beginning of period	195,633	132,236
Cash and cash equivalents at end of period	$212,429	$161,044
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Index For Notes to Condensed Consolidated Financial Statements (Unaudited)

Index to Notes

Bowlero Corp.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1) Description of Business and Significant Accounting Policies
Bowlero Corp., a Delaware corporation, and its subsidiaries (referred to herein as, the “Company”, “Bowlero”, “we,” “us” and “our”) is one of the world’s premier operators of location-based entertainment.
The Company operates entertainment venues under different brand names. Our AMF and Bowl America branded locations are traditional bowling centers, while the Bowlero and Lucky Strike branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded locations are more upscale and some Bowlero branded locations are more traditional. All of our locations, regardless of branding, are managed in a fully integrated and consistent basis since all of our locations are in the same business of operating location-based entertainment.
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

Index to Notes

Equity Method Investments:    The aggregate carrying amounts of our equity method investments was $25,848 and $1,180 as of March 31, 2024 and July 2, 2023, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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

Index to Notes

(2) Revenue
The following table presents the Company’s revenue disaggregated by major revenue categories:

	Three Months Ended				Nine Months Ended
	March 31, 2024	% of revenues	April 2, 2023	% of revenues	March 31, 2024	% of revenues	April 2, 2023	% of revenues
Major revenue categories:
Bowling	$165,528	49%	$154,960	49%	$427,253	49%	$401,713	49%
Food and beverage	118,032	35%	111,708	35%	304,137	35%	291,388	36%
Amusement and other	48,493	14%	42,715	14%	124,277	14%	110,272	13%
Media	5,617	2%	6,342	2%	15,079	2%	15,997	2%
Total revenues	$337,670	100%	$315,725	100%	$870,746	100%	$819,370	100%
(3) Business Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions, which can be either business combinations or asset purchases, that strategically fit within the Company’s existing portfolio of locations as a key part of the Company’s overall growth strategy in order to expand our market share in key geographic areas, and to improve our ability to leverage our fixed costs.
2024 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the nine months ended March 31, 2024, the Company acquired substantially all of the assets of Lucky Strike Entertainment, LLC (“Lucky Strike”), which includes 14 locations, for a total consideration of $89,936. The Company also had four other acquisitions in which we acquired five locations for a total consideration of $48,767. The Company is still in the process of finalizing its valuation analysis. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating and finance lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Lucky Strike	Other Acquisitions	Total
Current assets	$994	$152	$1,146
Property and equipment	40,672	17,581	58,253
Operating lease ROU	95,835	12,923	108,758
Finance lease ROU	25,303	—	25,303
Identifiable intangible assets (1)	9,895	2,170	12,065
Goodwill	48,818	29,955	78,773
Deferred income tax asset	2,594	—	2,594
Total assets acquired	224,111	62,781	286,892

Current liabilities	(3,307)	(1,091)	(4,398)
Operating lease liabilities	(107,473)	(12,923)	(120,396)
Finance lease liabilities	(23,164)	—	(23,164)
Other liabilities	(231)	—	(231)
Total liabilities assumed	(134,175)	(14,014)	(148,189)
Total fair value, net of cash of $137	$89,936	$48,767	$138,703

Components of consideration transferred
Cash	$89,936	$47,873	$137,809
Holdback (2)	—	894	894
Total	$89,936	$48,767	$138,703
(1)    Of the identifiable intangible assets acquired, $8,360 relates to the indefinite-lived Lucky Strike trade name. The remaining identifiable intangible assets acquired consist of definite-lived trade names, customer relationships, and non-compete agreements and indefinite-lived liquor licenses. See Note 4 - Goodwill and Other Intangible Assets for more information.
(2)    The holdback represents a portion of the consideration transferred that is retained or placed in escrow to indemnify the Company for general claims during a certain period subsequent to the acquisition date (the “holdback period”). Holdback funds, to the extent any funds remain, are released to the seller upon expiration of the holdback period.
During the nine months ended March 31, 2024, we acquired one additional location, which was previously managed by the Company, for $6,065 that did not meet the definition of a business under ASC 805. Therefore, this acquisition was accounted for as an asset acquisition, using a cost accumulation model. The assets acquired and liabilities assumed were recognized at cost, which was the consideration transferred to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition was then allocated to the assets acquired based on their relative fair values. Goodwill was not recognized.

(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended March 31, 2024:

Balance as of July 2, 2023	$753,538
Goodwill resulting from acquisitions during fiscal year 2024	78,773
Balance as of March 31, 2024	$832,311

Index to Notes

Intangible Assets:

	March 31, 2024			July 2, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$9,900	$(9,748)	$152	$9,900	$(9,253)	$647
Other acquisition trade names	3,890	(2,221)	1,669	2,630	(1,423)	1,207
Customer relationships	24,015	(21,862)	2,153	23,712	(18,755)	4,957
Management contracts	1,800	(1,754)	46	1,800	(1,726)	74
Non-compete agreements	4,254	(2,183)	2,071	3,211	(1,572)	1,639
PBA member, sponsor & media relationships	1,400	(711)	689	1,400	(627)	773
Other intangible assets	921	(503)	418	921	(377)	544
	46,180	(38,982)	7,198	43,574	(33,733)	9,841
Indefinite-lived intangible assets:
Liquor licenses	12,437	—	12,437	11,145	—	11,145
PBA trade name	3,100	—	3,100	3,100	—	3,100
Lucky Strike trade name	8,360	—	8,360	—	—	—
Bowlero trade name	66,900	—	66,900	66,900	—	66,900
	90,797	—	90,797	81,145	—	81,145
	$136,977	$(38,982)	$97,995	$124,719	$(33,733)	$90,986
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Amortization expense	$1,774	$1,959	$5,315	$5,403
(5) Property and Equipment
As of March 31, 2024 and July 2, 2023, property and equipment consists of:

	March 31, 2024	July 2, 2023
Land	$101,909	$98,896
Building and leasehold improvements	632,613	522,846
Equipment, furniture, and fixtures	551,600	472,146
Construction in progress	44,890	43,271
	1,331,012	1,137,159
Accumulated depreciation	(519,364)	(439,309)
Property and equipment, net of accumulated depreciation	$811,648	$697,850
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Depreciation expense	$28,758	$22,319	$82,389	$64,583

Index to Notes

(6) Leases
The Company leases various assets under non-cancellable operating and finance leases. These assets include location-based entertainment venues, office space, vehicles, and equipment.
Most of our leases contain payments for some or all of the following: base rent, contingent rent, common area maintenance, insurance, real-estate taxes, and other operating expenses. Rental payments are subject to escalation depending on future changes in designated indices or based on pre-determined amounts agreed upon at lease inception.
VICI Transaction:
On October 19, 2023, the Company completed a transaction with VICI relating to the transfer of the land and real estate assets of 38 locations for an aggregate value of $432,900. The transaction was structured as a tax-deferred capital contribution with cash proceeds of $408,510 and a $24,390 limited partner interest in a subsidiary of VICI, which is accounted for as an equity method investment.
Simultaneously with the transfer, the Company entered into a triple-net master lease agreement with VICI. The master lease has an initial total annual rent of $31,600, and will escalate at the greater of 2.0% or the consumer price index (CPI) (subject to a 2.5% ceiling). The master lease has an initial term of 25 years, and six five-year tenant renewal options. Based on an analysis of the economic, market, asset and contractual characteristics of the master lease, the Company determined that all six renewal options were reasonably assured, and therefore, the lease term for accounting purposes is 55 years.
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

Index to Notes

The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended	Nine Months Ended
Lease Costs:	Location on Consolidated Statements of Operations	March 31, 2024	March 31, 2024
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily cost of revenues	$4,428	$13,284
Operating lease costs associated with non-master leases for locations	Primarily cost of revenues	14,027	38,121
Percentage rental costs for locations (2)	Primarily cost of revenues	1,854	5,240
Equipment and other operating lease costs (3)	Primarily cost of revenues	2,048	5,912
Total Operating Lease Costs:		22,357	62,557

Finance Lease Costs:
Amortization of right-of-use assets	Primarily cost of revenues	4,391	12,881
Interest expense	Interest expense, net	12,462	36,950
Total Finance Lease Costs:		16,853	49,831

Financing Obligation Costs:
Interest expense	Interest expense, net	10,022	18,266
Total Financing Obligation Costs:		10,022	18,266

Other Costs, Net:
Variable occupancy costs (4)	Primarily cost of revenues	14,751	43,909
Gains from modifications to operating leases	Other operating expense	—	(499)
Other lease costs (5)	Primarily cost of revenues	2,011	5,532
Sublease income (6)	Revenues	(1,302)	(3,930)
Total Other Costs, Net		15,460	45,012

Total Lease Costs, Net		$64,692	$175,666
(1)Operating lease costs includes both cash and non-cash expenses for operating leases. The operating lease costs associated with our locations are recognized evenly over the lease term, therefore, the timing of the expense may differ from the timing of actual cash payments. Cash payments and lease costs can differ due to (a) the timing of cash payments relative to the level expense, (b) non-cash adjustments as a result of purchase accounting, and (c) various other non-cash adjustments to lease costs. Please see the table below for cash paid for amounts included within our lease liabilities.
(2)Percentage rental costs for our locations primarily represents leases where we pay an extra rental amount based on a percentage of revenue in excess of predetermined revenue thresholds.
(3)Equipment and other operating lease costs primarily represents operating leases costs for equipment leases, common area maintenance charges, and other variable lease costs for operating leases where the lease payments escalate based on an index or rate.
(4)Variable occupancy costs primarily represents utilities, property insurance, and real estate taxes.
(5)Other lease costs primarily includes short-term lease costs and other variable payments for various equipment leases.
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Index to Notes

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2024:

March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$48,664
Total cash paid for operating lease liabilities	48,664

Finance leases:
Operating cash flows paid for interest portion of finance leases	33,804
Financing cash flows paid for principal portion of finance leases	4,727
Total cash paid for finance lease liabilities	38,531

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	14,627
Financing cash flows paid for principal portion of finance obligations	19
Total cash paid for financing obligations:	14,646

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$101,841
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)The total cash amounts within the above table include deferred repayments of $3,215 for operating leases and $6,934 for finance leases. As of March 31, 2024, approximately $9,615 in deferred payments are remaining, which will be repaid on a monthly basis through December 31, 2024, and are included within our lease liabilities.
Supplemental balance sheet information related to leases as of March 31, 2024:

	Balance Sheet Location	March 31, 2024
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$561,655
Lease liabilities, Short-term	Operating lease liabilities, ST	31,163
Lease liabilities, Long-term	Operating lease liabilities, LT	559,171

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	531,985
Lease liabilities, Short-term	Other current liabilities	3,945
Lease liabilities, Long-term	Finance lease liabilities, LT	682,153

Financing Obligations:
Financing obligation, short-term	Other current liabilities	—
Financing obligation, long-term	Other long-term liabilities	438,819
Lease incentive receivables from landlords of $13,801 as of March 31, 2024 are reflected as a reduction of the operating and finance lease liability. The Company received $1,910 from landlords for lease incentives on operating leases during the year, which are recorded as operating cash inflows within the change in operating lease liabilities within our condensed consolidated statement of cash flows.

Index to Notes

(7) Accounts Payable and Accrued Expenses
As of March 31, 2024 and July 2, 2023, accounts payable and accrued expenses consist of:

	March 31, 2024	July 2, 2023
Accounts Payable	$55,565	$53,513
Customer deposits	31,304	12,703
Taxes and licenses	16,123	13,076
Deferred revenue	15,173	7,144
Compensation	14,553	14,670
Insurance	6,848	6,168
Utilities	4,488	4,607
Professional fees	4,243	4,307
Interest	1,389	904
Other	4,124	4,134
Total accounts payable and accrued expenses	$153,810	$121,226
(8) Debt
The following table summarizes the Company’s debt structure as of March 31, 2024 and July 2, 2023:

	March 31, 2024	July 2, 2023
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.83% and 8.65% at March 31, 2024 and July 2, 2023, respectively)	$1,141,375	$1,150,000
Other Equipment Loans	13,948	14,662
	1,155,323	1,164,662
Less:
Unamortized financing costs	(14,317)	(16,637)
Current portion of unamortized financing costs	3,307	3,123
Current maturities of long-term debt	(12,510)	(12,461)
Total long-term debt	$1,131,803	$1,138,687
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,150,000 of aggregate initial principal amount of debt outstanding (the “Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875, which began on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of March 31, 2024, the interest period is one month.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of March 31, 2024, the Revolver commitment is $235,000. Any outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
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
Letters of Credit:    Outstanding standby letters of credit as of March 31, 2024 and July 2, 2023 totaled $15,834 and $10,386, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.

Index to Notes

Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of March 31, 2024.
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
The fair value of the collar agreements as of March 31, 2024 and July 2, 2023 was an asset of $953 and $4,608, respectively, and is included within other current assets and other assets in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the statement of income.
(9) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the nine months ended March 31, 2024 was (10.7)%, which differs from the US federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items. The Company’s effective tax rate for the nine months ended April 2, 2023 was 2.0% tax benefit and differs from the US federal statutory rate of 21% due to certain non-deductible expenses, changes in the valuation allowance, and state and local taxes.
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
There is a group of claims that had been filed with the Equal Employment Opportunity Commission (the “EEOC”) between 2016 and 2019, generally relating to claims of age discrimination. In 2022, the EEOC issued determinations of probable cause as to the majority of the charges, which the Company vigorously contested. The EEOC also alleged a pattern or practice of age discrimination, which resulted in a determination of probable cause. On April 12, 2024, the EEOC issued Closure Notices for the individual age discrimination charges that had been filed, in most cases, many years ago with the EEOC. The notices provide the claimants, as a matter of course, with an individual right to sue. The vast majority of these claims are time-barred. On May 3, 2024, the EEOC issued an additional Closure Notice for the related pattern and practice directed investigation. The notice states that the EEOC has determined not to bring litigation against the Company.
(11) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of March 31, 2024 and July 2, 2023.
The outstanding unvested earnout shares will vest if the closing share price of Bowlero’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 48,588 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 12 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the three and nine months ended March 31, 2024 and April 2, 2023.

Index to Notes

(12) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of March 31, 2024 and July 2, 2023 are as follows:

	March 31, 2024	July 2, 2023
Carrying value	$1,155,323	$1,164,662
Fair value	1,156,749	1,158,912
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the nine months ended March 31, 2024 and the fiscal year ended July 2, 2023.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of March 31, 2024 and July 2, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$953	$—	$953
Total assets	$—	$953	$—	$953

Earnout shares	$—	$—	$126,659	$126,659
Total liabilities	$—	$—	$126,659	$126,659

	July 2, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$4,608	$—	$4,608
Total assets	$—	$4,608	$—	$4,608

Earnout shares	$—	$—	$112,041	$112,041
Total liabilities	$—	$—	$112,041	$112,041

Index to Notes

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of March 31, 2024 were as follows:

Earnout
Expected term in years	2.71
Expected volatility	50%
Risk-free interest rate	4.46%
Stock price	$13.70
Dividend yield	1.61%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three and nine months ended March 31, 2024 and April 2, 2023:

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Balance as of beginning of period	$135,478	$282,557	$112,040	$210,952
Issuances	49	19	78	88
Settlements	—	(184,437)	—	(184,437)
Changes in fair value	(8,868)	87,222	14,541	158,758
Balance as of end of period	$126,659	$185,361	$126,659	$185,361
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
As part of the VICI Transaction, the Company recognized an initial limited partner interest in a subsidiary of VICI equal to its fair value of $24,390. Subsequent adjustments will be accounted for using the equity method of accounting.
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of March 31, 2024 and July 2, 2023.
•Issued and Outstanding: 91,413,110 shares (inclusive of 1,589,681 shares contingent on certain stock price thresholds but excluding 31,028,462 shares held in treasury) as of March 31, 2024 and 107,666,301 shares (inclusive of 1,595,930 shares contingent on certain stock price thresholds but excluding 11,312,302 shares held in treasury) as of July 2, 2023.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of March 31, 2024 and July 2, 2023.
•Issued and Outstanding: 58,519,437 and 60,819,437 shares as of March 31, 2024 and July 2, 2023, respectively.
Preferred Stock:

Index to Notes

•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of March 31, 2024 and July 2, 2023.
•Issued and Outstanding: 126,387 and 136,373 shares as of March 31, 2024 and July 2, 2023, respectively.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 31, 2024, no accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 31, 2024, the Company paid a cash dividend in the amount of $29.10 per share of Preferred Stock, in the aggregate amount of $3,969. For the period ended March 31, 2024, dividends in the amount of $1,860 were accumulated on the Preferred Stock.
During the three months ended March 31, 2024, 9,202 shares of Series A Preferred Stock were converted into 752,497 shares of Class A Common Stock. 784 shares of Series A Preferred Stock were settled for cash of $751. All of the repurchased preferred shares were then cancelled in accordance with the Preferred Stock Certificate of Designations.
Stock Dividend
On March 8, 2024 the Company paid a cash dividend in the amount of $0.055 per share of Common Stock outstanding as of February 23, 2024, in the aggregate amount of $8,730.
On May 6, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of common stock, which will be paid on June 7, 2024, to stockholders of record on May 24, 2024.
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
As of March 31, 2024, the remaining balance of the repurchase program was $199,258. For the nine months ended March 31, 2024, 19,716,160 shares of Class A common stock were repurchased for a total of $212,294, for an average purchase price per share of $10.77.
(14) Share-Based Compensation
The Company has three stock plans: the 2017 Stock Incentive Plan (“2017 Plan”), the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”), and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.
As of March 31, 2024 and July 2, 2023, the total compensation cost not yet recognized is as follows:

Index to Notes

	Award Plan	March 31, 2024	July 2, 2023
Stock options	2021 Plan	$22,295	$31,032
Service based RSUs	2021 Plan	6,722	5,743
Market and service based RSUs	2021 Plan	702	1,351
Earnout RSUs	2021 Plan	207	300
ESPP	ESPP	445	378
Total unrecognized compensation cost		$30,371	$38,804
Share-based compensation recognized in the consolidated statements of operations for the periods ended March 31, 2024 and April 2, 2023 is as follows:

		Three Months Ended		Nine Months Ended
	Award Plan	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Stock options	2021 Plan	$2,759	$2,358	$5,923	$7,099
Service based RSUs	2021 Plan	1,136	1,030	2,999	3,357
Market and service based RSUs	2021 Plan	105	200	416	489
Earnout RSUs	2021 Plan	6	432	41	527
ESPP	ESPP	137	187	364	419
Total share-based compensation expense		$4,143	$4,207	$9,743	$11,891
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(15) Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	March 31, 2024			April 2, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$12,136	$7,927	$20,063	$(23,846)	$(12,628)	$(36,474)

Denominator
Weighted-average shares outstanding	89,583,404	58,519,437	148,102,841	108,331,008	57,367,492	165,698,500

Net income (loss) per share, basic	$0.14	$0.14	$0.14	$(0.22)	$(0.22)	$(0.22)

	Three Months Ended
	March 31, 2024			April 2, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to stockholders	$12,136	$7,927	$20,063	$(23,846)	$(12,628)	$(36,474)

Denominator
Weighted-average shares outstanding	89,583,404	58,519,437	148,102,841	108,331,008	57,367,492	165,698,500
Impact of incremental shares	2,790,839	6,981,196	9,772,035	*	*	*
Total	92,374,243	65,500,633	157,874,876	108,331,008	57,367,492	165,698,500

Net income (loss) per share, diluted	$0.13	$0.12	$0.13	$(0.22)	$(0.22)	$(0.22)
*The impact of 28,237,567 potentially dilutive Series A preferred stock, service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

	Nine Months Ended
	March 31, 2024			April 2, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(16,955)	$(10,727)	$(27,682)	$(48,618)	$(25,558)	$(74,176)

Denominator
Weighted-average shares outstanding	93,676,667	59,269,254	152,945,921	107,279,561	56,396,633	163,676,194

Net loss per share, basic & diluted	$(0.18)	$(0.18)	$(0.18)	$(0.45)	$(0.45)	$(0.45)

Anti-dilutive shares excluded from diluted calculation*			19,510,238			26,522,848
*The impact of potentially dilutive Series A preferred stock, service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

Index to Notes

(16) Supplemental Cash Flow Information

	March 31, 2024	April 2, 2023
Cash paid during the period for:
Interest (1)	$127,067	$69,352
Income taxes, net of refunds	3,118	5,696
Noncash investing and financing transactions:
Assets obtained in build to suit arrangement	—	13,390
Capital expenditures in accounts payable	25,640	13,563
Modifications of capital lease assets and liabilities	—	6,802
Change in fair value of interest rate swap	(3,655)	—
Settlement of earnout obligation	—	184,437
Excise tax	2,075	—
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

Index to Notes

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
Overview
Bowlero Corp. is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, the opening of new locations and acquisitions.
Recent Developments
Bowlero’s results for the nine months ended March 31, 2024 exhibited the planned fiscal year 2024 reinvestment in the business through acquisitions, new builds, and conversions. To highlight the Company’s recent activity during the nine months ended March 31, 2024:
•We completed six acquisitions in which we acquired 20 locations during the nine months ended March 31, 2024.
•We completed and opened three new build-outs during the nine months ended March 31, 2024 and have a total of six signed agreements for build-outs in prime markets.
•We entered into a transaction with VICI Properties Inc. (“VICI”) relating to the transfer of land and real estate assets of 38 locations for an aggregate value of $432,900 providing a source of liquidity to accelerate new builds, deploy capital into acquisitions and conversions, return value to shareholders, pay down debt, and for general corporate purposes.
Trends
There are a number of factors that could materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor and inventory, which includes food and beverage costs. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of locations not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
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
Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended April 2, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Three Months Ended
(in thousands)	March 31, 2024	%(1)	April 2, 2023	%(1)	Change	% Change
Revenues	$337,670	100%	$315,725	100%	$21,945	7%
Costs of revenues	225,894	67%	189,304	60%	36,590	19%
Gross profit	111,776	33%	126,421	40%	(14,645)	(12)%
Operating expenses:
Selling, general and administrative expenses	39,488	12%	35,891	11%	3,597	10%
Asset impairment	354	—%	489	—%	(135)	(28)%
Loss (gain) on sale of assets	657	—%	(192)	—%	849	*
Other operating expense	265	—%	649	—%	(384)	(59)%
Total operating expense	40,764	12%	36,837	12%	3,927	11%
Operating profit	71,012	21%	89,584	28%	(18,572)	(21)%
Other expenses:
Interest expense, net	46,890	14%	29,117	9%	17,773	61%
Change in fair value of earnout liability	(8,868)	(3)%	87,222	28%	(96,090)	*
Other expense	3	—%	5,986	2%	(5,983)	*
Total other expense	38,025	11%	122,325	39%	(84,300)	(69)%
Income (loss) before income tax expense (benefit)	32,987	10%	(32,741)	(10)%	65,728	*
Income tax expense (benefit)	9,141	3%	(668)	—%	9,809	*
Net income (loss)	$23,846	7%	$(32,073)	(10)%	55,919	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the quarter ended March 31, 2024, revenues totaled $337,670 and represented an increase of $21,945, or 7%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations and group event business, which was partially offset by a decrease in service fee revenue and a slight decrease in revenues on a same-store basis.
The following table summarizes our revenues on a same-store-basis for the quarter ended March 31, 2024 as compared to the corresponding period last fiscal year:

Index to Notes

	Three Months Ended
(in thousands)	March 31, 2024	April 2, 2023	Change	% Change
Revenues on a same-store basis (1)	$296,110	$302,330	$(6,220)	(2)%
Revenues for media, new and closed locations	40,290	6,743	33,547	498%
Service fee revenue (2)	1,270	6,652	(5,382)	(81)%
Total revenues	$337,670	$315,725	$21,945	7%
(1) Revenues from 322 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the three months ended April 2, 2023, revenues from 310 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. The decrease in same-store revenues during the quarter ended March 31, 2024 reflects, among other factors, adverse weather conditions in January that led to a reduction in foot traffic, a decrease in amusement revenues, and an overall reduction in walk-in or retail business relative to the consumer environment during the same period of last fiscal year, which was partially offset by increased league and group event business.
Cost of Revenues:    Cost of revenues increased $36,590, or 19%. Increases in costs were in most areas and include labor, supplies, repairs & maintenance, depreciation, rent, property taxes, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements since the third quarter of fiscal 2023, which contributed approximately $31,000 to cost of revenues. This was coupled with the increased sales volume and higher costs due to inflation. For instance, the increase in labor costs reflects the additional staffing and higher pay rates to support the growing business. Furthermore, the increase in depreciation reflects the added depreciable assets through acquisitions and capital expenditures and the increase in rent primarily reflects the added operating leases from the Lucky Strike acquisition. Additionally, amusement costs increased as a result of a higher volume of redemption merchandise payouts as part of our effort to improve customer satisfaction. Cost of revenues as a percent of revenues increased from 60% during the third quarter of fiscal 2023 to 67% during the third quarter of fiscal 2024, mainly due to the aforementioned costs increasing at a faster rate than revenues.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses increased $3,597 or 10%. The increase is mainly attributable to our investment in the field management and event sales teams to support the growing business, which was partially offset by reductions in corporate staff. The increase is also attributable to the increase in revenues as compared to the same period last fiscal year. This is illustrated by the relatively consistent percent of revenues as compared to the same period last fiscal year.
Interest expense, net:    Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $17,773, or 61%, to $46,890. The higher interest expense is primarily the result of higher interest rates and our increased debt, financing obligations, and finance leases as compared to the same period last fiscal year.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended March 31, 2024 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.

Other expense: Other expenses include various cost related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations. Other expense decreased $5,983. The third quarter of fiscal 2023 included a refinancing of our Term Loan for which $5,342 in related costs were expensed. There has been no such transaction in fiscal 2024.
Income Taxes:    Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of 27.7% for the quarter ended March 31, 2024 was primarily attributed to the change in fair value of the earnout liability, permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items.

Index to Notes

Nine Months Ended March 31, 2024 Compared to the Nine Months Ended April 2, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our consolidated statements of operations for the quarters presented below:

	Nine Months Ended
(in thousands)	March 31, 2024	%(1)	April 2, 2023	%(1)	Change	% Change
Revenues	$870,746	100%	$819,370	100%	$51,376	6%
Costs of revenues	623,905	72%	534,212	65%	89,693	17%
Gross profit	246,841	28%	285,158	35%	(38,317)	(13)%
Operating expenses:
Selling, general and administrative expenses	114,765	13%	102,837	13%	11,928	12%
Asset impairment	409	—%	573	—%	(164)	(29)%
Loss (gain) on sale of assets	651	—%	(2,170)	—%	2,821	*
Other operating expense	5,171	1%	2,625	—%	2,546	(97)%
Total operating expense	120,996	14%	103,865	13%	17,131	16%
Operating profit	125,845	14%	181,293	22%	(55,448)	(31)%
Other expenses:
Interest expense, net	130,575	15%	80,066	10%	50,509	63%
Change in fair value of earnout liability	14,541	2%	158,758	19%	(144,217)	(91)%
Other expense	66	—%	5,356	1%	(5,290)	*
Total other expense	145,182	17%	244,180	30%	(98,998)	(41)%
Loss before income tax expense	(19,337)	(2)%	(62,887)	(8)%	43,550	69%
Income tax expense	2,067	—%	1,285	—%	782	(61)%
Net loss	$(21,404)	(2)%	$(64,172)	(8)%	42,768	67%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the nine months ended March 31, 2024, revenues totaled $870,746 and represented an increase of $51,376, or 6%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations and group event business, which was partially offset by a decrease in service fee revenue and a slight decrease in revenues on a same-store basis.
The following table summarizes our revenues on a same-store-basis for the nine months ended March 31, 2024 as compared to the corresponding period last fiscal year:

	Nine Months Ended
(in thousands)	March 31, 2024	April 2, 2023	Change	% Change
Revenues on a same-store basis (1)	$750,988	$767,007	$(16,019)	(2)%
Revenues for media, new and closed locations	115,235	35,387	79,848	226%
Service fee revenue (2)	4,523	16,976	(12,453)	(73)%
Total revenues	$870,746	$819,370	$51,376	6%
(1) Revenues from 311 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the nine months ended April 2, 2023, revenues from 288 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented

Index to Notes

such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. The decrease in same-store revenues during the nine months ended March 31, 2024 reflects, among other factors, adverse weather conditions in January that led to a reduction in foot traffic, a decrease in amusement revenues, and an overall reduction in walk-in or retail business relative to the consumer environment during the same period of last fiscal year, which was partially offset by increased league and group event business.
Cost of Revenues:    Cost of revenues increased $89,693, or 17%. Increases in costs were in most areas and include labor, supplies, repairs & maintenance, depreciation, rent, property taxes, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements since the third quarter of fiscal 2023, which contributed approximately $88,000 to cost of revenues. This was coupled with the increased sales volume and higher costs due to inflation. For instance, the increase in labor costs reflects the additional staffing and higher pay rates to support the growing business. Furthermore, the increase in depreciation reflects the added depreciable assets through acquisitions and capital expenditures and the increase in rent primarily reflects the added operating leases from the Lucky Strike acquisition. Additionally, amusement costs increased as a result of a higher volume of redemption merchandise payouts as part of our effort to improve customer satisfaction. Cost of revenues as a percent of revenues increased from 65% during the third quarter of fiscal 2023 to 72% during the third quarter of fiscal 2024, mainly due to the aforementioned costs increasing at a faster rate than revenues.
Selling, general and administrative expenses (“SG&A”):    SG&A expenses increased $11,928 or 12%. The increase is mainly attributable to our investment in the field management and event sales teams to support the growing business, which was partially offset by reductions in corporate staff and lower share-based compensation expense due to forfeitures. There have also been increases in professional fees attributable to the heightened acquisition activity and scale of acquisitions as compared to the same period of last fiscal year. In addition to acquisition activity, the increase in professional fees is driven by legal costs related to advisory items. The increase is also attributable to the increase in revenues as compared to the same period last fiscal year. This is illustrated by the consistent percent of revenues of 13% as compared to the same period last fiscal year.
Other operating expense:    Other operating expense increased $2,546 mainly due to the approximately $2,600 in costs associated with obtaining an equity method investment in a subsidiary of VICI.
Interest expense, net:    Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $50,509, or 63%, to $130,575. The higher interest expense is primarily the result of higher interest rates and our increased debt, financing obligations, and finance leases as compared to the same period last fiscal year.
Change in fair value of earnouts: The impact on the statement of operations during nine months ended March 31, 2024, is due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price during the period.
Other expense: Other expenses include various cost related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations. Other expense decreased $5,290. The third quarter of fiscal 2023 included a refinancing of our Term Loan for which $5,342 in related costs were expensed. There has been no such transaction in fiscal 2024.
Income Taxes:    Income tax benefit and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (10.7)% for the nine months ended March 31, 2024 was primarily attributed to the change in fair value of the earnout liability, and permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items.
Non-GAAP measure
Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest Expense, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Changes in the value of earnouts, and Other. Adjusted EBITDA has

Index to Notes

limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net income (loss) to Adjusted EBITDA for each reporting period:

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net income (loss)	$23,846	$(32,073)	$(21,404)	$(64,172)
Adjustments:
Interest expense	49,177	29,117	136,321	80,066
Income tax expense (benefit)	9,141	(668)	2,067	1,285
Depreciation, amortization and impairment charges	37,119	29,933	106,707	85,587
Share-based compensation	4,143	4,207	9,743	11,891
Closed location EBITDA (1)	2,159	480	6,778	1,627
Foreign currency exchange loss	318	328	319	75
Asset disposition loss (gain)	657	(192)	651	(2,170)
Transactional and other advisory costs (2)	3,813	8,726	17,146	16,648
Changes in the value of earnouts (3)	(8,868)	87,222	14,541	158,758
Other, net (4)	1,301	508	5,197	257
Adjusted EBITDA	$122,806	$127,588	$278,066	$289,852
Notes to Adjusted EBITDA:
(1)The closed location adjustment is to remove EBITDA for closed locations. Closed locations are those locations that are closed for a variety of reasons, including permanent closure, newly acquired or built locations prior to opening, locations closed for renovation or rebranding and conversion. If a location is not open on the last day of the reporting period, it will be considered closed for that reporting period. If the location is closed on the first day of the reporting period for permanent closure, the location will be considered closed for that reporting period.
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
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new locations and upgrading and converting existing locations. We believe our financial position, generation of cash, available cash-on-hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. We also plan to use available cash-on-hand to fund our share repurchase program, which was implemented as a method to return value to our shareholders. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage, and potential borrowing restrictions imposed by

Index to Notes

our lenders. See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended July 2, 2023 for further information.
At March 31, 2024, we had approximately $212,429 of available cash and cash equivalents.
Nine Months Ended March 31, 2024 Compared To the Nine Months Ended April 2, 2023
The following compares the primary categories of the consolidated statements of cash flows for the period ended March 31, 2024 and April 2, 2023:

	Nine Months Ended		$ Change	% Change
(in thousands)	March 31, 2024	April 2, 2023
Net cash provided by operating activities	$148,098	$208,802	$(60,704)	(29)%
Net cash used in investing activities	(285,960)	(187,949)	(98,011)	52%
Net cash provided by financing activities	154,287	7,964	146,323	1837%
Effect of exchange rate changes on cash	371	(9)	380	(4222)%
Net change in cash and cash equivalents and restricted cash	$16,796	$28,808	$(12,012)	(42)%
During nine months ended March 31, 2024, net cash provided from operations totaled $148,098, as compared to $208,802 during the same period of the prior fiscal year. The decrease in cash provided by operating activities primarily reflects higher cost of revenues and an increase in interest expense.
Investing activities utilized $285,960, reflecting our acquisitions and capital expenditures, as well as location conversions and related capital expenditures. The higher level of cash used in investing activities during the period mainly reflects the acquisition of Lucky Strike, which had a larger purchase price as compared to the locations acquired during the same period of the prior fiscal year. We expect to continue to invest in accretive acquisitions in future periods as well as location upgrades and conversions.
Financing activities generated $154,287, reflecting proceeds from our transaction with VICI of $408,510, partially offset by $219,412 for the repurchase of treasury stock through our share repurchase program.
Our contractual obligations primarily include, but are not limited to, debt service, self-insurance liabilities, and leasing arrangements. We believe our sources of liquidity, namely available cash on hand, positive operating cash flows, and access to capital markets will continue to be adequate to meet our contractual obligations, as well as fund working capital, planned capital expenditures, location acquisitions, and execute purchases under our share repurchase program.
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2023 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2024.
Recently Issued Accounting Standards
For a description of recently issued Financial Accounting Standards that we adopted during the quarter ended March 31, 2024 and, that are applicable to us and likely to have material effect on our consolidated financial statements, but have not yet been adopted, see Note 1 - Description of Business and Significant Accounting Policies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $11,414 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended March 31, 2024.
Part II

Index to Notes

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
The following table provides information regarding purchases of our securities made by us for the quarter ended March 31, 2024.

Date	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
January 1, 2024 to February 4, 2024	68,120	$10.90	68,120	$199,258
Total	68,120	$10.90	68,120
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).
Item 5. Other Information
Rule 10b5-1 Trading Plans
On January 17, 2024, Thomas Shannon, the Company’s Chief Executive Officer, terminated an existing trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Shannon 10b5-1 Plan”). The Shannon 10b5-1 Plan provided for the potential sale of up to 2,300,000 shares of Class A common stock and would have expired by its terms on the earlier of April 30, 2025 and the date when all shares under the Shannon 10b5-1 Plan are sold.
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

BOWLERO CORP.

Date:	May 6, 2024	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)