Form 10-K
period 2024-06-30
Bowlero Corp.
filed 2024-09-05
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $296,905,000, based on the closing price of $14.16 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange.
The registrant had outstanding 88,932,059 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A convertible preferred stock as of August 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Richmond, Virginia	Auditor Firm ID:	34

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to: our ability to design and execute our business strategy; changes in consumer preferences and buying patterns; our ability to compete in our markets; the occurrence of unfavorable publicity; risks associated with long-term non-cancellable leases for our locations; our ability to retain key managers; risks associated with our substantial indebtedness and limitations on future sources of liquidity; our ability to carry out our expansion plans; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; the cost and availability of commodities and other products we need to operate our business; cybersecurity breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other conflicts; public health emergencies and pandemics, such as the COVID-19 pandemic, or natural catastrophes and accidents; changes in the regulatory atmosphere and related private sector initiatives; fluctuations in our operating results; economic conditions, including the impact of increasing interest rates, inflation and recession; and other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under Part I, Item 1A “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business
Overview
Bowlero Corp. is one of the world’s premier operators of location-based entertainment. The Company primarily operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. The Company also operates other forms of location-based entertainment, such as Octane Raceway and Raging Waves water park. Our location-based entertainment business is our only operating segment. All amounts are in thousands, except share, per share, or as otherwise specifically noted.
Competitive Strengths
We believe our key competitive strengths include our highly loyal customers, diverse product offerings, excellent and well-diversified geographic locations, proven business model, and experienced management team, all of which contribute to our solid track record of sustainable growth and generating positive earnings.

Loyal Customers: With the over 30-million customers we serve each year, we are well-positioned in highly attractive markets across North America to capitalize on the very large addressable markets for bowling and out-of-home entertainment. With our strong market position, we are able to leverage our competitive strengths to grow our business by, among other things, differentiating our bowling, dining, and amusement and arcade game entertainment offerings for our retail, league, and group event customers. Retail consists of our walk-in customers and is by far our largest and most diverse audience. Leagues are a large and stable source of recurring revenue. Group events, such as birthday parties and corporate events, are a consistent revenue stream with significant growth potential.
Branding: Our locations operate under different brand names and our branding plays an integral role in the success of our business. The Bowlero and Lucky Strike branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and a more robust customer service for individual and group events. The AMF locations are traditional bowling locations in an updated format.
Diverse Product Offerings: We attribute our success to our many competitive strengths and our ongoing efforts to grow and revitalize all aspects of the bowling industry. We are well positioned in the marketplace with our well-located locations, combined with our strong branding and highly loyal customer base. We have made significant investments over the years in upgrading and converting our locations and training our staff to provide our guests with world-class customer experiences. Our gaming operations pioneer in-location gaming, apps and new technology to bring gaming into and beyond our bowling locations. Our food and beverage offerings are a key element to the overall experience at our locations for which we are well positioned for the price, quality and value. As the leader in bowling entertainment, the Professional Bowlers Association (“PBA”) is a strategic part of our operations, as the PBA has thousands of members and millions of fans across the globe. The PBA is the major sanctioning body for the sport of professional ten-pin bowling in the United States, a membership organization for professional bowlers, and the host of several professional bowling tours and tournaments and related broadcasting.
Proven Business Model: Bowlero has a lengthy history since our founding in 1997. We remain focused on creating long-term shareholder value by driving organic growth through conversions and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, as well as through the opening of new locations. Additionally, we have implemented several initiatives, including self-service kiosks, robotic process automation, online reservations and event sales, as well as other technologies to optimize our resources so as to operate with a leaner staffing model, further improving margins and operating cash flows.
A key part of our growth strategy is location acquisitions. We have an established blueprint for in-market acquisitions, including entering markets through direct purchases or through leasing arrangements, and we continually evaluate potential acquisitions that strategically fit within our overall growth strategy. We acquired 22 location-based entertainment venues in fiscal 2024 and 65 since the start of fiscal year 2022. See in Note 3 - Business Combinations and Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K.
Proven Management Team: Our executive management team is well proven and highly experienced with a long track record of driving positive results for increased shareholder value and world-class experiences for our guests. Our founder continues to drive the entrepreneurial culture which underpins our ongoing success. Our management team is committed to constantly improving our world-class company. We also have a team of skilled, loyal and committed managers and other associates at each of our locations. We have developed and maintain as a key initiative the training of our location managers and associates to attract and retain talent, create high-performance location leadership teams and maintain a culture to build upon our inspiring purpose, vision and values.
Our Industry
We operate in the leisure industry, which includes entertainment, dining, and amusements. The leisure industry is comprised of a large number of venues ranging from small to large, heavily themed destinations. The out-of-home entertainment market includes concepts that are broad family entertainment locations, such as amusement parks, movie theaters, sporting events, sports activity locations, and arcades. We believe we are well-positioned with our competitive advantages to grow our revenues and profitability, especially in light of the shift in consumer spending from products to experiential spending.
Foreign Operations
We currently operate four locations in Mexico and two in Canada. Our Mexican and Canadian locations, combined, represented approximately $14,003 and $13,520 in revenues for the fiscal years 2024 and 2023, respectively, and have combined net assets of $29,772 and $31,200 as of June 30, 2024 and July 2, 2023, respectively. Our foreign operations are subject to various risks of conducting businesses in foreign countries, including changes in foreign currencies, laws, regulations, and economic and political stability.

Competition
The out-of-home entertainment industry is highly competitive, with a number of major national and regional chains operating in this space. In this regard, we compete for customers on the basis of (a) our name recognition; (b) the price, quality, variety and perceived value of our food and entertainment offerings; (c) the quality of our customer service; and (d) the convenience and attractiveness of our facilities. To a lesser extent, we also compete directly and indirectly with other dining and entertainment formats, including full-service and quick-service restaurants appealing to families with young children, the quick service pizza segment, movie theaters, themed amusement attractions, and other entertainment facilities.
We believe that our principal competitive strengths consist of the quality, variety and unique nature of our entertainment offerings, our established and well-known brands, the quality and value of the food and service we provide, the location, attractiveness, and cleanliness of our locations, and the whole-family fun we offer our guests.
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
Government Regulation
We are subject to various federal, state and local laws and regulations affecting the development and operation of our locations. For a discussion of government regulation risks to our business, see “Risk Factors.”
Human Capital Management
Overview: As of June 30, 2024, we employed approximately 11,374 employees, including approximately 10,653 in the operation of our locations and approximately 721 at the corporate level. We had 3,419 full-time employees and 7,955 part-time employees, of whom 77 were based in Canada and 107 in Mexico. We had 65 employees who are members of a union. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our locations. Each location typically employs a location General Manager, two operation managers, a facilities manager who oversees the maintenance of the facility and bowling equipment, and approximately 20 to 30 associates to handle food and beverage preparation, customer service and maintenance. Our staffing requirements are seasonal, and the number of people we employ at our locations fluctuates throughout the year.
Human Capital Management Strategy: Our reputation for exceptional quality relies on having exceptional people who support our guest-focused mission in our locations, so we ensure that our team is rewarded, engaged and developed to build fulfilling careers. We provide competitive associate wages that are appropriate to employee positions, skill levels, experience, knowledge and geographic location. In the United States, we offer our associates a wide array of health, and welfare benefits, which we believe are competitive relative to others in our industry. We benchmark our benefits plan annually to ensure our associate value proposition remains competitive and attractive to new talent. In our operations in Canada and Mexico, we offer benefits that may vary from those offered to our U.S. associates due to customary local practices and statutory requirements. In all locations, we provide time off benefits, company-paid holidays, recognition programs and career development opportunities.
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
Our workforce diversity is summarized in the table below:

	Female	Male	Not Declared	Total
American Indian/Alaskan Native	0.4%	0.2%	—%	0.6%
Asian	1.3%	2.3%	—%	3.6%
Black or African-American	8.9%	11.0%	0.1%	20.0%
Hispanic or Latino	10.6%	12.7%	0.2%	23.5%
Native Hawaiian/Pacific Island	0.2%	0.3%	—%	0.5%
Not Declared	1.3%	1.3%	0.9%	3.5%
Two or more Races	2.4%	2.2%	0.1%	4.7%
Unknown	0.1%	—%	—%	0.1%
White	19.2%	23.7%	0.6%	43.5%
Total	44.4%	53.7%	1.9%	100.0%
Available Information
Our website address is www.bowlerocorp.com, and our investor relations website is located at http://ir.bowlerocorp.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC's website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department at Bowlero Corp., 7313 Bell Creek Road, Mechanicsville, Virginia 23111. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.
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
Risks Related to Our Business and Industry
If we are unable to successfully design and execute our business strategy plan, including growing comparable location sales, our revenues and profitability may be adversely affected.
Our ability to increase revenues and profitability is dependent on executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our ability to:
•increase gross sales and operating profits at existing locations with bowling, food, beverage, game and entertainment options desired by our guests;
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
Visiting our locations is a discretionary purchase for consumers; therefore, our business is susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our locations are located. A significant weakening in the local economies of these geographic areas, or any of the areas in which our locations are located, may cause consumers to curtail discretionary spending, which in turn could reduce our locations’ sales and have an adverse effect on our business and our results of operations. Our locations are sometimes located near high density retail areas such as regional malls, lifestyle locations, big box shopping locations and entertainment locations. We depend on a high volume of visitors at these locations to attract guests to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable.
E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle locations, big box shopping locations and entertainment locations, and a decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales.
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
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as other bowling locations, movie theaters, sporting events, sports activity locations, arcades and entertainment locations, nightclubs, and restaurants as well as theme parks. Some of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of locations, have been in business longer, have greater name recognition and are better established in the markets where our locations are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our locations. We also face competition from local, regional, and national establishments that offer similar entertainment experiences to ours that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. In addition, we also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment markets could have a material adverse effect on our business, results of operations and financial condition.
Unfavorable publicity or a failure to respond effectively to adverse publicity, could harm our business.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of Bowlero, the quality of our facilities and our integrity. Multi-location businesses, such as ours, can be adversely affected by unfavorable publicity resulting from food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our locations. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our locations. Failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy.
Negative publicity may also result from crime incidents, data privacy breaches, scandals involving our employees or operational problems at our locations. Regardless of whether the allegations or complaints are valid, unfavorable publicity related to one or more of our locations could affect public perception of the entire brand. Even incidents at similar businesses could result in negative publicity that could indirectly harm our brand. If one or more of our locations were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
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
Payments under our non-cancelable, long-term operating leases account for a significant portion of our operating expenses and we expect many of the new locations we open in the future will also be leased. We often cannot cancel these leases without substantial economic penalty. If an existing or future location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
In addition, as each of our leases expires, we may choose not to renew, or may not be able to renew, such existing leases if the renewal rent is too high and/or the capital investment required to maintain the locations at the leased locations is not justified by the return required on the investment. If we are not able to renew the leases at rents that allow such locations to remain profitable as their terms expire, the number of such locations may decrease, resulting in lower revenue from operations, or we may relocate a location, which could subject us to construction and other costs and risks, and in either case, could have a material adverse effect on our business, results of operations and financial condition.
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
Our substantial indebtedness as of June 30. 2024 and our forecasted current debt service and interest payments in fiscal year 2025 could have important consequences to us, including:
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
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our locations, data centers that process transactions, communication systems and various other software applications used throughout our operations. While some of these systems have been internally developed or we rely on third-party providers and platforms for some of our information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations and could make our content unavailable or degraded. These service disruptions could be prolonged. Our reliance on systems operated by third parties also presents the risks faced by the third party’s business, including the operational, cybersecurity, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations. Our business interruption insurance may not cover us in the event these types of business interruptions occur.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Consumer Privacy Act of 2018, provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry Data Security Standard (“PCI”) compliance at our corporate office and locations. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards.
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
Risks Related to the Location-Based Entertainment Industry
Our success depends upon our ability to recruit and retain qualified location management and operating personnel while also controlling our labor costs.
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality, and atmosphere of our locations, and to also support future growth. Adequate staffing of qualified personnel is a critical factor impacting our guests’ experience in our locations. Qualified management and operating personnel are typically in high demand. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new locations or adversely impact our existing locations. Any such delays, material increases in employee turnover rates in existing locations or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.
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
Certain regions in which our locations are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage a cohort of our locations, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters and our data center are located in Richmond, Virginia and our backup data facility is located in Dallas, Texas. A natural or man-made disaster could significantly impact our ability to provide services and systems to our locations and negatively impact our operations.
Any act of violence at or threatened against our locations or the retail complexes in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our locations and/or closures in the short-term and, in the long term, may cause our guests and associates to avoid visiting our locations. Any such situation could adversely impact cash flows and make it more difficult to fully staff our locations, which could materially adversely affect our business.
Public health emergencies and pandemics may result in location closures or cause our guests and associates to avoid visiting our locations, in each case for an indeterminate amount of time. Any such situation could adversely impact cash flows and make it more difficult to fully staff our locations, which could materially adversely affect our business.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to public health crises or pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our locations, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our locations and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items and certain utilities contracts, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our guests, our operating results could be adversely affected.
We may not be able to operate our locations or obtain/maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.
We are subject to licensing and regulation by state and local authorities relating to the sale of alcoholic beverages, health, sanitation, safety, building and fire codes. Each location is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each location, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses, permits and approvals that could impact the continuing operations of an existing location, or delay or prevent the opening of a new location. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.
We are subject to extensive domestic and international laws and regulations and failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, cost structure and talent availability.
We are subject to various federal, state, and local laws and regulations that govern numerous aspects of our business.
Compliance with these laws and regulations and future new laws or changes in laws or regulations that impose additional requirements can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required license, administrative enforcement actions, fines, civil and criminal liability, and/or closure of locations. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new locations in certain locations.
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
Our business may be adversely affected by the risk of legal proceedings brought by or on behalf of our customers, employees, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a location. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims.
We are also subject to “dram shop” statutes in certain states in which our locations are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially affect our locations and us.
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
Old Bowlero had incurred losses during its history. To the extent that we generate taxable losses or not enough taxable income, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of June 30, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $175,882. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Some states have conformed to the Tax Act or the CARES Act, while others have not.
In addition, Old Bowlero’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”), and state tax authorities including the treatment of the Combination as a reverse acquisition for income tax purposes. Under Sections 382 and 383 of the Code, Bowlero’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of Bowlero’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. It is currently estimated that $36,745 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004 and 2017. The Company expensed $208,697 in the prior fiscal year of tax losses that will expire unused due to the limitation caused by the 2004 ownership change. The Company has concluded it has not experienced an ownership change, as defined under Section 382 and 383, since July 2017.
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
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is performing well
As of August 29, 2024, A-B Parent LLC (“Atairos”) and Cobalt Recreation LLC (“Cobalt”), which is indirectly owned by Mr. Shannon, our Chairman, Founder and Chief Executive Officer, collectively beneficially own approximately 89% of the outstanding shares of Bowlero’s common stock (which includes both Class A common stock and Class B common stock). None of Atairos or Cobalt are subject to any lock-ups and are not restricted from selling shares of Bowlero’s common stock held by them, other than by applicable securities laws. We have also registered shares held by the Atairos and Cobalt for sale under various registration statements and such registration statements remain available for use. As such, sales of a substantial number of shares of Bowlero’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.
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
Shares of Class B common stock have 10 votes per share, while shares of Class A common stock have one vote per share. Mr. Shannon holds all of the issued and outstanding shares of Class B common stock. Accordingly, Mr. Shannon, directly or indirectly, holds over 85% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions, despite holding only approximately 41% of the total shares of Bowlero’s common stock. So long as at least approximately 17% of the outstanding of shares of our Class B common stock remain outstanding, the holders of Class B common stock will be able to control the outcome of matters submitted to a stockholder vote requiring a majority vote.
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
We have entered into a stockholders agreement (the “Stockholders Agreement”) with Atairos and Cobalt, which Mr. Shannon controls, pursuant to which each of Atairos and Cobalt has the right to designate nominees for election to our board of directors at any meeting of our stockholders. The number of nominees that each of Atairos and Cobalt are entitled to nominate is dependent on their respective beneficial ownership of the Class A common stock and the Class B common stock. For so long as Atairos and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Atairos will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Atairos will be entitled to designate one director to our board of directors. For so long as Cobalt and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Cobalt will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Cobalt will be entitled to designate one director to our board of directors.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Bowlero Corp. developed, implemented, and maintains a cybersecurity program to identify, assess, and mitigate cybersecurity risks leveraging industry frameworks, including NIST CSF (Cyber Security Framework) and PCI DSS (Data Security Standards), which serves as a reference for the cybersecurity program. As part of its program, Bowlero maintains various safeguards to protect the confidentiality, integrity, and availability of data and information systems, including:
•Third-party managed detection and response service to monitor for cybersecurity threats and provide incident response. Bowlero uses MDR (Managed Detection and Response) from a leading company for initial detection and incident response;
•Layered controls to help detect, prevent, and mitigate cyber security threats to Bowlero systems and data, including various techniques such as firewall policies, DNS protection solutions, SIEM, and IPS;
•Policies, standards, and procedures to establish Bowlero’s expectations and requirements for managing risks;
•Cyber security training for employees and quarterly phishing testing; and
•Monitoring of cyber security risks associated with third-party service providers using identity protection solutions, firewall solutions, Connectwise Control, and other methods.
Bowlero also utilizes third party services from multiple cybersecurity experts on matters including internal and external vulnerability scanning and penetration testing, cybersecurity gap assessments, consulting on best practices, and addressing new challenges. The company uses information from these services to improve its cybersecurity policies, procedures, and tools.
Cybersecurity-related risks are constantly monitored and evaluated for actions and prioritization based on the perceived risk to the company data and systems.
There has been no known material impact from any cybersecurity incidents over the period covered by this annual report to the Company’s financial results or operations, nor do we believe any risks from cybersecurity threats are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition. For more information on our cybersecurity related risks, see section Risks Related to Information Technology and Cybersecurity within “Risk Factors”.
Governance
Our Audit Committee has primary oversight of the Company’s information security programs, including cybersecurity. Bowlero’s Information Technology Department regularly updates the Audit Committee on information security matters, and the Audit Committee periodically advises Bowlero’s full Board of Directors on information security and cybersecurity risks. These updates include a review of the appropriateness of our various procedures related to the security of our network and data, as well as the evaluation of new and existing technologies and their effectiveness in meeting our business objectives. The cybersecurity oversight within the IT department is led by the VP of IT Infrastructure and Senior Manager of Network and Security, who have over 30 years of IT experience between them. Information on currently implemented security products and controls and statistics on system counts for managed detection and response coverage are presented, along with compliance information.
Item 2. Properties
The Company conducts its operations in properties that are owned and leased. We lease our corporate headquarters located at 7313 Bell Creek Road, Mechanicsville, Virginia 23111. We also lease office space and storage space in various locations.
We operate location-based entertainment venues in 35 states and territories within the United States, as well as locations in Mexico and Canada. The following summarizes the Company’s current locations in operation by country and ownership classification as of June 30, 2024:

Locations in United States
Leased	337
Owned	9
Total locations in the United States	346

Locations in Mexico
Leased	1
Owned	3
Total locations in Mexico	4

Locations in Canada
Leased	2
Owned	—
Total locations in Canada	2

Total locations	352
The following table summarizes the Company’s current operating locations in the United States by state or territory as of June 30, 2024:

State	Number of Locations	State	Number of Locations
California	51	Wisconsin	5
Florida	32	Washington	5
Virginia	29	Connecticut	5
Texas	23	Kansas	4
New York	20	Missouri	4
Arizona	19	Oklahoma	3
Maryland	18	South Carolina	3
Illinois	18	Iowa	2
Colorado	14	Delaware	1
Georgia	13	Indiana	1
North Carolina	13	Louisiana	1
New Jersey	10	Nebraska	1
Pennsylvania	10	Oregon	1
Ohio	9	Puerto Rico	1
Massachusetts	8	Rhode Island	1
Alabama	7	Tennessee	1
Minnesota	6	Hawaii	1
Michigan	6
As of June 30, 2024, we currently have six locations in development, and four permanently closed locations in our real estate portfolio.
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
Holders of Common Stock
As of August 29, 2024, there were 87 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. Such amounts do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Issuer Purchases of Equity Securities
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. On each of May 15, 2023, September 6, 2023 and February 2, 2024,the Board of Directors authorized a replenishment of then-remaining balance of the share repurchase program to $200,000, which in aggregate increased the total amount that has been authorized under the share repurchase program to approximately $551,518. Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
For the fiscal year ended June 30, 2024, 22,758,993 shares of Class A common stock were repurchased for a total of $247,191, for an average purchase price per share of $10.86, and bringing the cumulative total shares repurchased to 34,071,295 for a total of $381,775 at an average per share price of $11.21.
The following table provides information regarding purchases of our securities made by us for the quarter ended June 30, 2024.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
April 1, 2024 to May 5, 2024	1,063,273	$11.71	1,063,273	$186,811
May 6, 2024 to June 2, 2024	1,979,560	11.34	1,979,560	164,361
Total	3,042,833	$11.47	3,042,833

*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Bowlero Corp., the S&P TMI Consumer Discretionary Index
and the S&P 500 Index

$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
12/15/21
12/26/21
03/27/22
07/03/22
10/02/23
01/01/23
04/02/23
07/02/23
10/01/23
12/31/23
03/31/24
06/30/24
Bowlero Corp
S&P TMI Consumer Discretionary
S&P 500

	12/15/21	12/26/21	03/27/22	07/03/22	10/02/22	01/01/23	04/02/23	07/02/23	10/01/23	12/31/23	03/31/24	06/30/24
Bowlero Corp	$100.00	$91.50	$108.60	$110.00	$123.10	$134.80	$169.50	$116.40	$96.20	$141.60	$137.00	$144.90
S&P TMI Consumer Discretionary	100.00	100.92	90.46	68.55	69.47	64.14	74.06	83.47	79.54	90.03	95.08	94.57
S&P 500	100.00	100.37	96.84	81.89	77.08	82.91	89.12	96.92	93.74	104.70	115.76	120.71
*Assumes $100 was invested on December 15, 2021, the day our stock began trading as Bowlero Corp., following the Business Combination between Old Bowlero and Isos, including reinvestment of dividends.
Dividend Policy
Beginning in the third quarter of fiscal year 2024, our board of declared a common stock dividend of $0.055 per share. During the year ended June 30, 2024, the Company paid cash dividends of $17,313.We expect to continue to pay comparable quarterly cash dividends on our common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant.
For our Series A preferred stock (“Preferred Stock”), dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. During the year ended June 30, 2024, the Company paid cash dividends of $7,647 on our Preferred Stock.
See Note 14 - Common Stock, Preferred Stock and Stockholders’ Equity of the notes to consolidated financial statements of this Annual Report on Form 10-K for more details.

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
Discussion regarding our financial condition and results of operations for fiscal 2023 compared with fiscal 2022 is included in Item 7 of the Annual Report on Form 10-K for the fiscal period ended July 2, 2023.
Overview
Bowlero Corp. is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. The Company also operates other forms of location-based entertainment, such as Octane Raceway and Raging Waves water park.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, the opening of new locations and acquisitions.
Recent Developments
Bowlero’s results for the fiscal year ended June 30, 2024 exhibited the planned fiscal year 2024 reinvestment in the business through acquisitions, new builds, and conversions. To highlight the Company’s recent activity during the fiscal year ended June 30, 2024:
•We expanded our location-based entertainment offerings through eight acquisitions in which we acquired 22 locations inclusive of 14 Lucky Strike locations and Raging Waves water park.
•We completed and opened three new build-outs and have a total of six signed agreements for build-outs in prime markets.
•We entered into a transaction with VICI Properties Inc. (“VICI”) relating to the transfer of land and real estate assets of 38 locations for an aggregate value of $432,900, providing a source of liquidity to accelerate new builds, deploy capital into acquisitions and conversions, return value to shareholders, pay down debt, and for general corporate purposes.
Presentation of Results of Operations
The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods. Our current and prior fiscal years were fifty-two weeks and ended on June 30, 2024 (“fiscal 2024”) and July 2, 2023 (“fiscal 2023”), respectively.
All amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Results of Operations
Fiscal Year Ended June 30, 2024 Compared To the Fiscal Year Ended July 2, 2023
Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the fiscal years ended presented below:

	Fiscal Year Ended
(in thousands)	June 30, 2024	%(1)	July 2, 2023	%(1)	Change	% Change
Revenues	$1,154,614	100.0%	$1,058,790	100.0%	$95,824	9.1%
Costs of revenues	840,435	72.8%	716,384	67.7%	124,051	17.3%
Gross profit	314,179	27.2%	342,406	32.3%	(28,227)	(8.2)%

Operating expenses:
Selling, general and administrative expenses	155,203	13.4%	137,919	13.0%	17,284	12.5%
Asset impairment	60,211	5.2%	1,601	0.2%	58,610	*
Loss (gain) on sale of assets	1,222	0.1%	(2,240)	(0.2)%	3,462	*
Other operating expense	5,953	0.5%	4,326	0.4%	1,627	37.6%
Total operating expense	222,589	19.3%	141,606	13.4%	80,983	57.2%

Operating profit	91,590	7.9%	200,800	19.0%	(109,210)	(54.4)%

Other expenses:
Interest expense, net	177,611	15.4%	110,851	10.5%	66,760	60.2%
Change in fair value of earnout liability	25,456	2.2%	85,352	8.1%	(59,896)	(70.2)%
Other expense	76	—%	6,792	0.6%	(6,716)	(98.9)%
Total other expense	203,143	17.6%	202,995	19.2%	148	0.1%

Loss before income tax benefit	(111,553)	(9.7)%	(2,195)	(0.2)%	(109,358)	*

Income tax benefit	(27,972)	(2.4)%	(84,243)	(8.0)%	56,271	*

Net (loss) income	$(83,581)	(7.2)%	$82,048	7.7%	(165,629)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For fiscal 2024, revenues totaled $1,154,614 and represented an increase of $95,824, or 9%, over the prior fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations and group event business, which was partially offset by a decrease in service fee revenue.

	Fiscal Year Ended
(in thousands)	June 30, 2024	July 2, 2023	Change	% Change
Revenues on a same-store basis (1)	$985,858	$985,937	$(79)	—%
Revenues for media, new and closed locations	163,294	51,789	111,505	215.3%
Service fee revenue (2)	5,462	21,064	(15,602)	(74.1)%
Total revenues	$1,154,614	$1,058,790	$95,824	9.1%

___________
(1) Revenues from 311 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-K for the year ended July 2, 2023, revenues from 288 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
Same-store revenues includes revenues from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues. Revenues on a same-store basis remained flat as compared to fiscal 2023, which was primarily attributable strong league and group event business experienced throughout fiscal 2024 coupled with a strong consumer response to spring offerings and launch of a seasonal pass during the fourth quarter. This was offset by a reduction of mid-week promotions in early 2024 and adverse weather conditions during the third quarter that we believe led to a reduction in foot traffic.
Cost of Revenues: Our Cost of Revenues consisted of the following:

	Fiscal Year Ended
(in thousands)	June 30, 2024	July 2, 2023	Change	% Change
Location operating costs (1)	$328,329	$268,682	$59,647	22%
Location payroll and benefit costs	287,411	262,327	25,084	10%
Location food and beverage costs	90,800	83,045	7,755	9%
Depreciation & Amortization	133,895	102,330	31,565	31%
Total Cost of Revenues	$840,435	$716,384	$124,051	17%
___________
(1) Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenues.
Increases in costs were in most areas and include labor, supplies, repairs & maintenance, depreciation, rent, property taxes, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements since fiscal 2023, which contributed approximately $125,000 to cost of revenues. This was coupled with the increased sales volume and higher costs due to inflation. For instance, the increase in location payroll and benefit costs reflects the additional staffing and higher pay rates to support the growing business. Furthermore, the increase in depreciation reflects the added depreciable assets through acquisitions and capital expenditures and the increase in rent primarily reflects the added operating leases from the Lucky Strike acquisition. Additionally, amusement costs increased as a result of a higher volume of redemption merchandise payouts as part of our effort to improve customer satisfaction.
Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $17,284 or 13%. The increase is mainly attributable to our investment in the field management and event sales teams to support the growing business, which was partially offset by reductions in corporate staff. There have also been increases in professional fees attributable to the heightened acquisition activity and scale of acquisitions as compared to fiscal 2023. In addition to acquisition activity, the increase in professional fees is driven by legal costs related to advisory items. The increase is also attributable to the increase in revenues as compared to fiscal 2023. This is illustrated by the relatively consistent percent of revenues as compared to fiscal 2023.
Asset impairment: Asset impairment increased $58,610. The increase is mainly attributable to the reclassification of the Bowlero trade name intangible asset from indefinite lived to finite lived due to the planned rebranding of bowling locations.
Interest expense, net: Interest expense increased $66,760, or 60%, to $177,611. The higher interest expense is primarily the result of higher interest rates and our increased debt, financing obligations, and finance leases as compared to last fiscal year.
Change in fair value of earnouts: The unfavorable impact on the statement of operations during the year ended June 30, 2024, is due to the increase in the fair value of the earnouts, which mainly reflects the increase in the Company’s stock price during the period.
Other expense: Other expenses include various cost related to specific transactions that are not considered ongoing or frequently recurring activities as part of the Company’s operations. The decrease in other expenses is mainly due to the $6,786 in costs that were expensed associated with the refinancing of the First Lien Credit Facility Term Loan and Incremental Term Loan during the prior year. There has been no such transaction in fiscal 2024.

Income Taxes: Income tax benefit and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position.
The current year income tax benefit was mainly driven by state and local income tax expenses, disallowed expenses associated with the earnout expense, S162(m) limitations and other items.
The prior year income tax benefit for fiscal 2023 is mainly due to the non-cash income tax benefit resulting from the release of a significant portion of the valuation allowances for deferred tax assets, as well as the favorable impact resulting from changes in estimates associated with certain income tax credits and tax deductible expenses, which were partially offset by state income tax expense, due to higher income and certain non-deductible expenses.
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
Non-GAAP measure
Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Change in the value of earnouts, and Other. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing twelve month Adjusted EBITDA do not reflect:
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

The following table provides a reconciliation from net (loss) income to Adjusted EBITDA for the fiscal years ended June 30, 2024 and July 2, 2023:

(in thousands)	June 30, 2024	July 2, 2023
Net (loss) income	$(83,581)	$82,048
Adjustments:
Interest expense	185,181	112,160
Income tax benefit	(27,972)	(84,243)
Depreciation and amortization	147,362	115,680
Impairment and other charges	61,340	1,601
Share-based compensation	13,775	15,742
Closed location EBITDA (1)	9,006	3,319
Foreign currency exchange loss (gain)	378	(53)
Asset disposition loss (gain)	1,222	(2,240)
Transactional and other advisory costs (2)	21,303	23,635
Changes in the value of earnouts (3)	25,456	85,352
Other, net (4)	8,027	1,343
Adjusted EBITDA	$361,497	$354,344
Adjusted EBITDA represents Net (loss) income before Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Changes in the value of earnouts and Other. Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
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
(3)The adjustment for changes in the value of earnouts is to remove the impact of the revaluation of the earnouts. Changes in the fair value of the earnout liability is recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
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
On June 18, 2024, the Company entered into a Tenth Amendment to the First Lien Credit Agreement. In connection with the Company entering into the Tenth Amendment, the Revolver commitment was increased by $50,000 to an aggregate amount of $285,000.
As of June 30, 2024, no amounts are drawn on the Revolver.
On August 23, 2024, the Company entered into a Eleventh Amendment to the First Lien Credit Agreement. In connection with the Company entering into the Eleventh Amendment, the Revolver commitment was increased by $50,000 to an aggregate amount of $335,000.
For more information on our debt, see Note 9 - Debt of the notes to consolidated financial statements of this Annual Report on Form 10-K.
At June 30, 2024, we had approximately $66,972 of available cash and cash equivalents.
Fiscal Year Ended June 30, 2024 Compared To the Fiscal Year Ended July 2, 2023
The following compares the primary categories of the consolidated statements of cash flows for the years ended June 30, 2024 and July 2, 2023:

	Fiscal Year Ended		$ Change	% Change
(in thousands)	June 30, 2024	July 2, 2023
Net cash provided by operating activities	$154,830	$217,787	$(62,957)	(28.91)%
Net cash used in investing activities	(385,656)	(253,218)	(132,438)	(52.30)%
Net cash provided by financing activities	102,157	98,957	3,200	3.23%
Effect of exchange rate changes on cash	8	(129)	137	(106.20)%
Net change in cash and cash equivalents	$(128,661)	$63,397	$(192,058)	(302.94)%
The decrease in cash provided by operating activities primarily reflects higher cost of revenues and an increase in interest expense.
Investing activities utilized $385,656, reflecting our acquisitions and capital expenditures, as well as location conversions and related capital expenditures. The higher level of cash used in investing activities during the period mainly reflects the acquisition of Lucky Strike, which had a larger purchase price as compared to the locations acquired during the same period of the prior fiscal year. We expect to continue to invest in accretive acquisitions in future periods as well as location upgrades and conversions.
Financing activities provided $102,157 in fiscal 2024, reflecting proceeds from our transaction with VICI of $408,510, partially offset by $254,309 for the repurchase of treasury stock through our share repurchase program and the payment of cash dividends.
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
For long-lived assets, an impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. The impairments primarily relate to long-lived assets for an open location and closed locations. We estimated the fair value of these assets utilizing the business enterprise valuation based on discounted cash flows for the open location, and for the closed locations, the market approach using orderly liquidation values or broker quotes for sale of similar properties. We then compared these fair values to the related carrying value of the long-lived assets.
Impairment of Indefinite-Lived Intangible Assets
Management assesses impairment of indefinite-lived intangible assets, including goodwill, brokered liquor licenses on a quota system and our Bowlero and Professional Bowlers Association trade names, on an annual basis during the fourth quarter or more frequently under certain circumstances.
We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity-specific events. For fiscal 2024, the Company performed a qualitative assessment of goodwill and concluded it was not more likely than not that the fair value of the reporting units was less than its carrying values. During fiscal year 2024, the company reclassified the Bowlero trade name intangible asset from indefinite lived to finite lived due to the planned rebranding of bowling locations, which resulted in an impairment charge of $52,030. The Company estimated the fair value of the Bowlero trade name based on an income approach using the relief-from-royalty method. There were no other impairment charges for goodwill or indefinite-lived intangible assets, excluding liquor license revaluations, recorded in fiscal years 2024.

Valuation of Earnouts
The estimated fair value of the earnout liability is determined by using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate, dividend yield, and performance hurdles.
Recently Issued Accounting Standards
See Note 2 - Significant Accounting Policies of the notes to consolidated financial statements of this Annual Report on Form 10-K for information regarding new accounting pronouncements.
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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements		Page

Report of Independent Registered Public Accounting Firm		33

Consolidated Balance Sheets as of June 30, 2024 and July 2, 2023		35
Consolidated Statements of Operations for the years ended June 30, 2024, July 2, 2023 and July 3, 2022		37
Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2024, July 2, 2023 and July 3, 2022		38
Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity for the years ended June 30, 2024, July 2, 2023 and July 3, 2022		39
Consolidated Statements of Cash Flows for the years ended June 30, 2024, July 2, 2023 and July 3, 2022		41

Notes to Consolidated Financial Statements		43
Note 1	Description of Business	43
Note 2	Significant Accounting Policies	43
Note 3	Business Combinations and Acquisitions	50
Note 4	Goodwill and Other Intangible Assets	54
Note 5	Property and Equipment	55
Note 6	Leases	55
Note 7	Supplemental Cash Flow Information	61
Note 8	Accounts Payable and Accrued Expenses	61
Note 9	Debt	62
Note 10	Income Taxes	63
Note 11	Commitments and Contingencies	66
Note 12	Earnouts	66
Note 13	Fair Value of Financial Instruments	66
Note 14	Common Stock, Preferred Stock and Stockholders’ Equity	68
Note 15	Share-Based Compensation	69
Note 16	Net (Loss) Income Per Share	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bowlero Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bowlero Corp. and subsidiaries (the "Company") as of June 30, 2024 and July 2, 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in temporary equity and stockholders' (deficit) equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and July 2, 2023, and the results of its operations and its cash flows for the periods ended June 30, 2024 and July 2, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
September 5, 2024

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bowlero Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in temporary equity and stockholders’ (deficit) equity, and cash flows of Bowlero Corp. and subsidiaries (the Company) for the year ended July 3, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended July 3, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Richmond, Virginia
September 15, 2022

Bowlero Corp.
Consolidated Balance Sheets
June 30, 2024 and July 2, 2023
(Amounts in thousands)

	June 30, 2024	July 2, 2023
Assets
Current assets:
Cash and cash equivalents	$66,972	$195,633
Accounts and notes receivable, net	6,757	3,092
Inventories, net	13,171	11,470
Prepaid expenses and other current assets	25,316	18,395
Assets held-for-sale	1,746	2,069
Total current assets	113,962	230,659

Property and equipment, net	887,738	715,764
Operating lease right of use assets	559,168	449,085
Finance lease right of use assets, net	524,392	515,339
Intangible assets, net	47,051	90,986
Goodwill	833,888	753,538
Deferred income tax asset	112,106	73,807
Other assets	35,730	12,096
Total assets	$3,114,035	$2,841,274

Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$135,784	$121,226
Current maturities of long-term debt	9,163	9,338
Current obligations of operating lease liabilities	28,460	23,866
Other current liabilities	9,399	14,281
Total current liabilities	182,806	168,711

Long-term debt, net	1,129,523	1,138,687
Long-term obligations of operating lease liabilities	561,916	431,295
Long-term obligations of financing lease liabilities	680,213	652,450
Long-term financing obligations	440,875	9,005
Earnout liability	137,636	112,041
Other long-term liabilities	26,471	25,375
Deferred income tax liabilities	4,447	4,160
Total liabilities	3,163,887	2,541,724

Commitments and Contingencies (Note 11)

Bowlero Corp.
Consolidated Balance Sheets
June 30, 2024 and July 2, 2023
(Amounts in thousands)

	June 30, 2024	July 2, 2023
Temporary Equity
Series A preferred stock	$127,410	$144,329

Stockholders’ (Deficit) Equity
Class A common stock	11	11
Class B common stock	6	6
Additional paid-in capital	510,675	506,112
Treasury stock, at cost	(385,015)	(135,401)
Accumulated deficit	(303,159)	(219,659)
Accumulated other comprehensive income	220	4,152
Total stockholders’ (deficit) equity	(177,262)	155,221
Total liabilities, temporary equity and stockholders’ (deficit) equity	$3,114,035	$2,841,274
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Operations
Fiscal Years Ended June 30, 2024, July 2, 2023 and July 3, 2022
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Revenues	$1,154,614	$1,058,790	$911,705
Costs of revenues	840,435	716,384	609,971
Gross profit	314,179	342,406	301,734

Operating expenses:
Selling, general and administrative expenses	155,203	137,919	180,702
Asset impairment	60,211	1,601	1,548
Loss (gain) on sale of assets	1,222	(2,240)	(4,109)
Other operating expense	5,953	4,326	6,968
Total operating expense	222,589	141,606	185,109

Operating profit	91,590	200,800	116,625

Other expenses:
Interest expense, net	177,611	110,851	94,460
Change in fair value of earnout liability	25,456	85,352	25,800
Change in fair value of warrant liability	—	—	26,840
Other expense	76	6,792	149
Total other expense	203,143	202,995	147,249

Loss before income tax benefit	(111,553)	(2,195)	(30,624)

Income tax benefit	(27,972)	(84,243)	(690)
Net (loss) income	(83,581)	82,048	(29,934)

Series A preferred stock dividends	(8,674)	(23,831)	(10,233)
Earnings allocated to Series A preferred stock	—	(4,881)	—
Net (loss) income attributable to common stockholders	$(92,255)	$53,336	$(40,167)

Net (loss) income per share attributable to Class A and B common stockholders
Basic	$(0.61)	$0.32	$(0.26)
Diluted	$(0.61)	$0.30	$(0.26)

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders
Basic	151,339,634	165,508,879	155,837,154
Diluted	151,339,634	175,821,396	155,837,154
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Comprehensive (Loss) Income
Fiscal Years Ended June 30, 2024, July 2, 2023 and July 3, 2022
(Amounts in thousands)

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Net (loss) income	$(83,581)	$82,048	$(29,934)
Other comprehensive (loss) income, net of income tax:
Unrealized (loss) gain on derivatives	(2,878)	3,385	60
Reclassification to earnings	—	—	8,809
Foreign currency translation adjustment	(1,054)	2,073	(771)
Other comprehensive (loss) income	(3,932)	5,458	8,098
Total comprehensive (loss) income	$(87,513)	$87,506	$(21,836)
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
Fiscal Years Ended June 30, 2024, July 2, 2023 and July 3, 2022
(Amounts in thousands, except share amounts)

	Redeemable Class A common stock		Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 27, 2021	2,069,000	$464,827	106,378	$141,162	3,842,428	$1	—	$—	—	$—	$—	$(266,463)	$(9,404)	$(275,866)
Retroactive application of recapitalization	49,328,025	—	2,536,209	—	91,608,875	9	—	—	—	—	—	(9)	—	—
Adjusted balance, beginning of period	51,397,025	$464,827	2,642,587	$141,162	95,451,303	$10	—	$—	—	$—	$—	$(266,472)	$(9,404)	$(275,866)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,934)	—	(29,934)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(771)	(771)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	60	60
Reclassification to earnings	—	—	—	—	—	—	—	—	—	—	—	—	8,809	8,809
Reclass of negative APIC to accumulated deficit	—	—	—	—	—	—	—	—	—	—	16,445	(16,445)	—	—
Accrued dividends on pre-merger Series A preferred stock	—	—	—	4,136	—	—	—	—	—	—	(4,136)	—	—	(4,136)
Change in fair value of redeemable Class A common stock of Old Bowlero	—	38,864	—	—	—	—	—	—	—	—	(38,864)	—	—	(38,864)
Share-based compensation	—	—	—	—	93,662	—	—	—	—	—	6,804	—	—	6,804
Merger induced share-based compensation	—	—	—	—	2,529,360	—	5,839,993	1	—	—	42,555	—	—	42,556
Issuance of common stock and preferred stock in connection with Merger Capitalization, net of Bowlero equity issuance costs and fair value of liability-classified warrants and earnout	—	—	95,000	95,000	42,185,233	4	1,074,185	—	—	—	120,805	—	—	120,809
Settlement of pre-merger Series A preferred stock	—	—	(2,642,587)	(145,298)	—	—	—	—	—	—	—	—	—	—
Conversion of Class A common stock of Old Bowlero to Series A preferred stock	—	—	105,000	105,000	(10,499,900)	(1)	—	—	—	—	(104,999)	—	—	(105,000)
Consideration to existing shareholders of Old Bowlero	—	—	—	—	(22,599,800)	(2)	—	—	—	—	(225,998)	—	—	(226,000)
Consideration paid to Old Bowlero optionholders	—	—	—	—	—	—	—	—	—	—	(15,467)	—	—	(15,467)
Exchange of redeemable Class A common stock of Old Bowlero for Class B common stock	(51,397,025)	(503,691)	—	—	—	—	51,397,025	5	—	—	503,686	—	—	503,691
Accrual of paid-in-kind dividends on Series A preferred stock	—	—	—	6,002	—	—	—	—	—	—	(6,002)	—	—	(6,002)
Repurchase of Class A common stock into Treasury stock	—	—	—	—	(3,430,667)	—	—	—	3,430,667	(34,557)	—	—	—	(34,557)
Class A common stock issued in conjunction with exercise of warrants	—	—	—	—	4,266,439	—	—	—	—	—	40,186	—	—	40,186
Conversion of Class B common stock into Class A common stock	—	—	—	—	2,400,000	—	(2,400,000)	—	—	—	—	—	—	—
Balance, July 3, 2022	—	$—	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)

Bowlero Corp.
Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
Fiscal Years Ended June 30, 2024, July 2, 2023 and July 3, 2022
(Amounts in thousands, except share amounts)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net income	—	—	—	—	—	—	—	—	—	82,048	—	82,048
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	—	—	11,144	—	11,144
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	3,385	3,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	2,073	2,073
Share-based compensation	—	—	481,811	—	—	—	—	—	14,322	—	—	14,322
Settlement of Earnout Shares	—	—	4,670,495	—	4,908,234	—	—	—	180,656	—	—	180,656
Settlement of Series A preferred stock	(63,627)	(67,338)	—	—	—	—	—	—	(14,247)	—	—	(14,247)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(7,881,635)	—	—	—	7,881,635	(100,844)	—	—	—	(100,844)
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net loss	—	—	—	—	—	—	—	—	—	(83,581)	—	(83,581)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(2,878)	(2,878)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,054)	(1,054)
Share-based compensation	—	—	406,219	—	—	—	—	—	13,436	—	—	13,436
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Settlement of Series A preferred stock	(15,986)	(16,919)	1,240,960	—	—	—	—	—	16,087	81	—	16,168
Cash dividends	—	—	—	—	—	—	—	—	(24,960)	—	—	(24,960)
Repurchase of Class A common stock into Treasury stock	—	—	(22,758,993)		—	—	22,758,993	(249,614)	—	—	—	(249,614)
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	$(177,262)
See accompanying notes to consolidated financial statements.

Bowlero Corp.
Consolidated Statements of Cash Flows
Fiscal Years Ended June 30, 2024, July 2, 2023 and July 3, 2022
(Amounts in thousands)

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Operating activities
Net (loss) income	$(83,581)	$82,048	$(29,934)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment	60,211	1,601	1,548
Depreciation and amortization	145,364	109,405	106,957
Loss (gain) on sale of assets, net	1,222	(2,240)	(4,109)
Income from equity method investment	(614)	(409)	(388)
Loss on refinance of debt	—	—	953
Loss on repurchase of warrants	—	—	149
Amortization of deferred financing costs	3,510	3,238	3,502
Non-cash interest expense on capital lease obligation	—	—	5,098
Non-cash interest expense on finance lease obligation	9,739	5,736	—
Reduction of operating lease right of use assets	34,828	30,796	—
Non-cash portion of gain on lease modification	(499)	(2,175)	—
Amortization of deferred rent incentive	—	—	(281)
Amortization of deferred sale lease-back gain	—	—	(1,015)
Deferred income taxes	(34,339)	(86,478)	(6,879)
Share-based compensation	13,775	15,742	50,236
Distributions from equity method investments	350	445	401
Change in fair value of earnout liability	25,456	85,352	25,800
Change in fair value of warrant liability	—	—	26,840
Change in fair value of marketable securities	—	(852)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	(3,654)	(561)	(1,928)
Inventories	(536)	(1,007)	(1,925)
Prepaid expenses, other current assets and other assets	(5,971)	(3,106)	(6,301)
Accounts payable and accrued expenses	14,020	3,370	(409)
Operating lease liability	(26,189)	(19,898)	—
Other current liabilities	865	(3,585)	6,677
Other long-term liabilities	873	365	2,678
Net cash provided by operating activities	154,830	217,787	177,670

Investing activities
Purchases of property and equipment	(194,319)	(149,331)	(162,371)
Purchases of intangible assets	(259)	(206)	(2,427)
Proceeds from sale of property and equipment	—	6,931	17,105
Proceeds from sale of intangibles	65	200	—
Purchase of marketable securities	—	(44,855)	—
Proceeds from sale of marketable securities	—	45,707	—
Acquisitions, net of cash acquired	(191,143)	(111,664)	(72,652)
Net cash used in investing activities	(385,656)	(253,218)	(220,345)

Bowlero Corp.
Consolidated Statements of Cash Flows
Fiscal Years Ended June 30, 2024, July 2, 2023 and July 3, 2022
(Amounts in thousands)

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Financing activities
Repurchase of Class A common stock into Treasury stock	$(254,309)	$(96,004)	$(31,463)
Repurchase of warrants	—	—	(5,375)
Repurchase of Series A preferred stock - Old Bowlero	—	—	(145,298)
Settlement of Series A preferred stock	(751)	(80,825)	—
Payment of cash dividends	(24,960)	(3,969)	—
Proceeds from issuance of Series A preferred stock	—	—	95,000
Proceeds from issuance of Class A common stock to Isos investors	—	—	94,413
Proceeds from share issuance	1,274	590	—
Transaction costs related to Merger recapitalization	—	—	(20,670)
Proceeds from PIPE Investment	—	—	150,604
Proceeds from Forward Investment	—	—	100,000
Payment to existing shareholders of Old Bowlero	—	—	(226,000)
Payments for tax withholdings on share-based awards	(1,473)	(5,812)	(503)
Consideration paid to existing option holders of Old Bowlero	—	—	(15,467)
Settlement of contingent consideration	—	1,000	—
Proceeds from First Lien Credit Facility Term Loan	—	1,150,000	—
Proceeds from Revolver draws	175,000	100,000	86,434
Payoff of previous First Lien Credit Facility Term Loan	—	(786,166)	—
Payment of long-term debt	(12,763)	(4,861)	(10,263)
Payment on finance leases	(6,322)	(903)	—
Proceeds from equipment loans	—	15,418	—
Payment of Incremental Liquidity Facility	—	—	(45,000)
Payoff of Revolver	(175,000)	(186,434)	(39,853)
Proceeds from sale-leaseback financing	408,510	10,363	—
Payment of deferred financing costs	(7,049)	(13,440)	(977)
Construction allowance receipts	—	—	2,282
Net cash provided by (used in) financing activities	102,157	98,957	(12,136)

Effect of exchange rates on cash	8	(129)	(46)

Net (decrease) increase in cash and cash equivalents	(128,661)	63,397	(54,857)
Cash and cash equivalents at beginning of period	195,633	132,236	187,093
Cash and cash equivalents at end of period	$66,972	$195,633	$132,236
See accompanying notes to consolidated financial statements.

BOWLERO CORP.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share amounts or otherwise noted)

(1) Description of Business
Bowlero Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”) is one of the world’s premier operators of location-based entertainment.
The Company operates location-based entertainment venues under different brand names. Our AMF and Bowl America branded locations are traditional bowling locations, while the Bowlero and Lucky Strike branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded locations are more upscale and some Bowlero branded locations are more traditional. The Company also operates other forms of location-based entertainment, such as Octane Raceway and Raging Waves water park. All of our locations are managed in a fully integrated and consistent basis since all of our locations are in the same business of operating location-based entertainment. The following summarizes the Company’s locations by country and major brand as of the fiscal year ended June 30, 2024.

Bowlero	215
Lucky Strike	16
AMF & other	115
Total locations in the United States	346
Mexico (AMF)	4
Canada (AMF and Bowlero)	2
Total	352
Segment Information
The Company has one operating segment, which consists of operating a location-based entertainment business. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief executive officer (“CEO”), who is the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Management continually assesses the Company’s operating structure, and this structure could be modified based on future circumstances and business conditions. Our CODM assesses performance based on consolidated as well as location-level revenue and operating profit.
The Company attributes revenue to individual countries based on the Company’s entertainment venue locations. The Company’s entertainment venues are located in the United States, Mexico, and Canada. The Company’s revenues generated outside of the United States for fiscal years 2024, 2023 and 2022 were not material. The Company’s long-lived assets located in Mexico and Canada are not material.
(2) Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (GAAP). We translate the financial statements of our foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.
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
Fiscal Year: The Company reports on a fiscal year ending on the Sunday closest to June 30th with each quarter generally comprising thirteen weeks. Fiscal year 2024 contained fifty-two weeks and ended on June 30, 2024. Fiscal year 2023 contained fifty-two weeks and ended on July 2, 2023. Fiscal year 2022 contained fifty-three weeks and ended on July 3, 2022, and the 53rd week fell within the fourth quarter.

Index to Financial Statement
Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported net income (loss), total stockholders’ equity (deficit) or cash flows.

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
Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash equivalents
Accounts Receivable: The Company records accounts receivable at the invoiced amount. Accounts receivable do not bear interest unless specified in a formal agreement. An allowance for doubtful accounts is provided based on management’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on a number of factors, including historical write-off experience and its knowledge of specific customer accounts. Past-due balances meeting specific criteria are reviewed individually for collectability. The Company reviews all other balances on a pooled basis. Accounts are written off once collection efforts have been exhausted and the potential for recovery is considered remote. Actual uncollectable accounts could exceed the Company’s estimates, and changes to estimates are accounted for in the period of change. The Company does not have any off-balance sheet credit exposures to its customers.
Inventories: Inventory, which includes operational items such as food and beverages, is valued at the lower of cost or net realizable value on a first-in, first-out basis.
Prepaid Expenses and Other Current Assets: Prepaid expenses consists primarily of payments made for goods and services to be received in the near future. Prepaid expenses consists of prepaid rents, sales tax, insurance premiums, deposits, and other costs. Other current assets of $18,963 and $5,892 at June 30, 2024 and July 2, 2023, respectively, are included with prepaid expenses on our consolidated balance sheets.
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

Index to Financial Statement
Estimated useful lives of property and equipment are as follows:

Buildings and improvements	2 – 39 years
Leasehold improvements	lesser of asset’s useful life or lease term (1 month– 15 years)
Equipment, software, furniture, and fixtures	2 – 15 years
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
The Company has leasing arrangements that contain both lease and non-lease components. Our lease components primarily include the building and land for location-based entertainment venues, and our non-lease components primarily include common area maintenance and utilities for these real estate leases. We account for both the lease and non-lease components as a single component for these real estate leases. The Company elected to follow the ongoing practical expedient for the short-term lease recognition exemption, which means that for those leases that qualify, we will not recognize ROU assets or lease liabilities.
The Company has three master lease agreements with Carlyle covering over 200 locations. Two of those master leases contain initial terms ending in 2047 with 8 renewal options for 10 years each. The third master lease contains an initial term ending in 2044 with 8 renewal options for 10 years each.
The master lease agreements with Carlyle contain restrictions and covenants such as the following:
a.Requirements to comply with certain covenants, which, if not met, would require the Company to maintain cash security or provide letters of credit in favor of the landlord in amounts up to 1 year in rent, depending on the circumstances.
b.Options that allow the landlord to purchase and lease back the bowling equipment at each site in the event that certain requirements are not met
c.Certain restrictions on investments, payments, and acquisitions, in the event predefined financial metrics aren’t met
As discussed further within Note 6 - Leases, the Company has another master lease agreement with VICI covering 38 locations. Please see the note for further details.
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
The Company’s fixed lease payments primarily include base rent and lease incentives for tenant improvements. Our leases also include the following variable costs: common area maintenance, utilities, real estate taxes, property insurance, variable payments based on a percentage of sales or based on reaching predefined sales thresholds. Some leases contain lease payments that depend on indices or fair market value rent. A change in the index or fair market rent rate does not result in the remeasurement of the lease liability or ROU asset. The additional lease payments related to the index or fair market rent rate increases are recognized as variable payments in the period in which they occur. However, if we remeasure the lease payments, then we are required to remeasure the lease payments that depend on an index or a rate by using the index or fair market rent rate in effect on the remeasurement date.
Outside of the master leases, the initial lease terms for our real estate leases are generally 10-15 years with renewal options for periods up to five years each. The options to extend are generally not considered reasonably certain at lease commencement, however, the Company reevaluates our leases on a regular basis to determine if recent strategic changes or

Index to Financial Statement
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
Indefinite-lived intangible assets include liquor licenses and the Lucky Strike trade name. The cost of purchasing liquor licenses in quota controlled states are capitalized as indefinite lived intangible assets. Because the number of liquor licenses in a quota controlled state are based on the population count, the values ascribed to these liquor licenses are primarily dependent on the supply and demand in the particular jurisdictions in which they are issued. Liquor licenses are an intangible asset which are not assigned a useful life and not amortized. The fair value of the trade names stems from the customer appeal and revenue streams derived from the different brands.
Finite-lived intangible assets primarily include Bowlero and other acquired trade names, customer relationships and management contracts, which have remaining useful lives ranging from 1 to 6 years. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.
Impairment of Goodwill, Intangible and Long-Lived Assets: Goodwill and indefinite lived intangible assets are tested at least annually for impairment.
We perform our annual impairment testing on the first day of our fiscal fourth quarter of each year or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or trade name below its carrying amount. When evaluating goodwill and indefinite lived trade names for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting units or trade names are impaired. For fiscal 2024, the Company performed a qualitative assessment of goodwill and concluded it was not more likely than not that the fair value of the reporting units was less than its carrying values.
During fiscal year 2024, the company reclassified the Bowlero trade name intangible asset from indefinite lived to finite lived due to the planned rebranding of bowling locations, which resulted in a quantitative impairment test and impairment charge of $52,030. The Company estimated the fair value of the Bowlero trade name based on an income approach using the relief-from-royalty method. There were no other impairment charges for goodwill or indefinite-lived intangible assets, excluding liquor license revaluations, recorded in fiscal years 2024, 2023 and 2022.

Index to Financial Statement
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
The following table shows recognized impairment charges related to long-lived assets, trade names, and liquor license for each reporting period:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Impairment charges	$60,211	$1,601	$1,548
Equity Method Investments:    The aggregate carrying amounts of our equity method investments was $25,848 and $1,180 as of June 30, 2024 and July 2, 2023, and are included as a component of Other Assets in our accompanying consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
Self-Insurance Programs: The Company is self-insured for a portion of its property, general liability, workers’ compensation and certain health care exposures. We also purchase stop-loss insurance coverage through third-party insurers. The undiscounted costs of these self-insurance programs are accrued based upon estimates of settlements and costs for known and anticipated claims. For claims that exceed the deductible amount, the Company records a receivable representing expected recoveries pursuant to the stop-loss coverage and a corresponding gross liability for its legal obligation to the claimant, since the Company is not legally relieved of our obligation to the claimant. The Company recorded gross estimated liabilities of $19,533 and $18,050 at June 30, 2024 and July 2, 2023, respectively, to cover known general liability, health and workers’ compensation claims, and the estimate of claims incurred but not reported. Corresponding stop-loss receivables for expected recoveries of self-insured claims in the amounts of $2,688 and $4,374 were recorded at June 30, 2024 and July 2, 2023, respectively.
The short-term portion of the self-insurance liabilities is included in accrued expenses in the accompanying consolidated balance sheets. The long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. The stop-loss receivable is included in other assets.

Index to Financial Statement
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
The U.S. federal, and in general, state and local returns are open to examination for the fiscal year ended June 28, 2020 and thereafter. The net operating loss carryforwards starting from the tax year ended December 31, 2004 and certain tax years thereafter are also open to examination. Canada and Mexico income tax returns are open to examination for the tax year ended June 30, 2019 and for the local tax year ended December 31, 2018, respectively.
Excise Tax: On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% nondeductible excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. The Company recognized excise tax related to the IRA, which was included in treasury stock due to repurchases and additional paid in capital (“APIC”) for the settlement of Preferred Stock for cash.
Revenue Recognition: The following table presents the Company’s revenue disaggregated by major revenue categories:

	Fiscal Year Ended
	June 30, 2024	% of revenues	July 2, 2023	% of revenues	July 3, 2022	% of revenues
Major revenue categories:
Bowling	$557,962	48%	$518,428	49%	$452,349	50%
Food and beverage	401,383	35%	372,607	35%	321,441	35%
Amusement and other	173,614	15%	144,208	14%	118,940	13%
Media	21,655	2%	23,547	2%	18,975	2%
Total revenues	$1,154,614	100%	$1,058,790	100%	$911,705	100%
Bowling revenue — The Company recognizes revenue for providing bowling services to customers in exchange for consideration that is recognized as revenue on the day that the services are performed. Any prepayments for bowling revenue are recognized as deferred revenue and recognized when earned.
Food and beverage revenue — Sales of food and beverages at our locations are recognized at a point-in-time.
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

Index to Financial Statement
Other revenue recognition policies: The Company sells gift and game cards that do not expire. Gift and game card revenue is recognized as gift and game cards are redeemed by customers. The Company accrues unearned revenue as a liability for the unredeemed amounts that may be redeemed or used in the future. Gift and game card sales are recorded as an unearned gift and game card revenue liability when sold. Unearned gift and game card revenue or deferred revenue is reported in accrued expenses in the consolidated balance sheets and is disclosed in Note 8 - Accounts Payable and Accrued Expenses.
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
Costs of Revenues: The Company’s costs of revenues all relate to location operations and are comprised primarily of fixed costs that are not variable or less variable with changes in revenues, and include depreciation, amortization, property taxes, supplies, insurance, fixed rent, and utilities. Variable costs included within costs of revenues primarily comprise labor, food and beverage costs, supplies, prize funds, variable rent, tournament production expenses and amusement costs.
Selling, General and Administrative Expenses (“SG&A”): SG&A expenses are comprised primarily of employee costs, media and promotional expenses, and depreciation and amortization (excluding those related to our location operations), and other miscellaneous expenses. A portion of SG&A costs are not variable in nature and do not fluctuate significantly with changes in revenue, and include such expenses as depreciation, amortization and certain compensation.
Other Operating Expenses: Other operating expenses comprise various costs primarily driven by professional fees and transactional related expenses associated with, among other things, business acquisitions, and foreign currency gains/losses.
Share-Based Compensation: Share-based compensation is recorded based on the grant-date fair value. Bowlero Corp. recognizes share-based compensation on a straight-line basis or based on a graded vesting schedule over the requisite service period for time-based awards and recognizes the cost for performance-based awards upon meeting performance targets. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Share-based compensation is recorded in cost of revenues and selling, general and administrative expenses in the consolidated statements of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that may result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.
Commitments and contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Series A preferred stock: The Company has issued redeemable preferred stock that is classified in temporary equity as certain redemption provisions are not solely within the control of the Company. Please refer to Note 14 - Common Stock, Preferred Stock and Stockholders' Equity for more details.
Net (Loss) Income Per Share Attributable to Common Stockholders: We compute net (loss) income per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. For those periods in which the Company has reported net losses, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for those periods presented. Dilutive securities include convertible preferred stock, warrants, earnouts, stock options, and restricted stock units (“RSUs”). See Note 16 - Net (Loss) Income Per Share.

Index to Financial Statement
Earnouts: Following the consummation of the Business Combination on December 15, 2021 (the “closing date ”) pursuant to the Business Combination Agreement (“Business Combination Agreement”) dated as of July 1, 2021, by and among Bowlero Corp. prior to the Closing Date (“Old Bowlero”) and Isos Acquisition Corporation (“Isos”), Isos and Bowlero equity holders at the effective time of the Business Combination have the contingent right to receive shares of Class A common stock if, from the Closing Date until the fifth anniversary thereof, the reported closing trading price of the Class A common stock exceeds certain thresholds. As of the Closing Date, since earnouts are subject to change in control acceleration provisions, that result in settlement value not fully indexed to share price, the earnout shares are reported as a liability in the consolidated balance sheets. Changes in the value of earnouts are recorded as a non-operating item in the consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares are estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, stock price, expected term, risk-free interest rate and the performance hurdles. The Company evaluated its earnouts under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company records these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 12 - Earnouts and Note 13 - Fair Value of Financial Instruments for further information.
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
Recently Issued Accounting Standards: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”) Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to provide all the disclosures required by this standard and all existing segment disclosures required by Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively. We are currently evaluating the impact of this standard to our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. We are currently evaluating the impact of this standard to our consolidated financial statements.
(3) Business Combinations and Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions, which can be either business combinations or asset purchases, that strategically fit within the Company’s existing portfolio of locations as a key part of the Company’s

Index to Financial Statement
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

The goodwill acquired in the business combinations represents:

•the value of an assembled workforce

•future earnings and cash flow potential of these businesses, and

•the complementary strategic fit and resulting synergies these businesses bring to existing operations

From the business acquisitions during fiscal year 2024 and 2023, $74,530 and $11,422, respectively, of the goodwill recognized is deductible for tax purposes.
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
The Company’s accounting for the allocations of the purchase price for the acquisitions of location-based entertainment venues that were treated as business combinations at the dates of the respective acquisitions is based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources.
2024 Business Acquisitions: During the year ended June 30, 2024, the Company acquired substantially all of the assets of Lucky Strike Entertainment, LLC (“Lucky Strike”), which includes 14 locations, for a total consideration of $89,936. The Company also had 6 other acquisitions in which we acquired 7 locations for a total consideration of $101,207. The Company is still in the process of finalizing its valuation analysis. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. The remaining fair value estimates to finalize include working capital, intangibles, and property and equipment. The final determination, which is expected to be finalized in fiscal year 2025, may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates.

Index to Financial Statement
The following table summarizes the final and preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Lucky Strike	Finalized other acquisitions	Preliminary other acquisitions	Totals
Current assets	$994	$134	$527	$1,655
Property and equipment	43,857	16,433	47,543	107,833
Operating Lease ROU	94,150	12,923	—	107,073
Finance Lease ROU	22,040	—	—	22,040
Identifiable intangible assets(1)	10,145	2,980	2,145	15,270
Goodwill	45,722	23,915	10,713	80,350
Other assets	2,599	—	—	2,599
Total assets acquired	$219,507	$56,385	$60,928	$336,820

Current liabilities	$(3,651)	$(1,092)	$(1,648)	$(6,391)
Operating Lease Liabilities	(105,788)	(12,923)	—	(118,711)
Finance Lease Liabilities	(19,901)	—	—	(19,901)
Other liabilities	(231)	—	(443)	(674)
Total liabilities assumed	(129,571)	(14,015)	(2,091)	(145,677)
Total fair value, net of cash of $142	$89,936	$42,370	$58,837	$191,143

Components of consideration transferred
Cash	$89,936	$41,676	$58,637	$190,249
Holdback(2)	—	694	200	894
Total	$89,936	$42,370	$58,837	$191,143
(1)Of the identifiable intangible assets acquired, $8,360 related to the indefinite-lived Lucky Strike trade name. The remaining identifiable intangible assets acquired consist of indefinite-lived and definite-lived trade names, customer relationships, and non-compete agreements and indefinite-lived liquor licenses. See Note 4 - Goodwill and Other Intangible Assets for more information.
(2)The holdback represents a portion of the consideration transferred that is retained or placed in escrow to indemnify the Company for general claims during a certain period subsequent to the acquisition date (the “holdback period”). Holdback funds, to the extent any funds remain, are released to the seller upon expiration of the holdback period.
During the year ended June 30, 2024, we acquired one additional location, which was previously managed by the Company, for $6,065 that did not meet the definition of a business under ASC 805. Therefore, this acquisition was accounted for as an asset acquisition, using a cost accumulation model. The assets acquired and liabilities assumed were recognized at cost, which was the consideration transferred to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition was then allocated to the assets acquired based on their relative fair values. Goodwill was not recognized.

Index to Financial Statement
2023 Business Acquisitions: The Company acquired sixteen bowling businesses in fiscal year 2023 for a total consideration of $111,664. The balance sheets reflect assets acquired and liabilities assumed recorded at fair values and resulting recognition of goodwill.
The following table summarizes the finalized purchase price allocation for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$151
Property and equipment	94,786
Operating Lease ROU	5,031
Finance Lease ROU	6,445
Identifiable intangible assets	5,450
Goodwill	11,209
Total assets acquired	123,072

Current liabilities	(1,092)
Operating Lease Liabilities	(3,871)
Finance Lease Liabilities	(6,445)
Total liabilities assumed	(11,408)
Total fair value, net of cash acquired of $81	$111,664

Components of consideration transferred
Cash	$107,584
Holdback	4,080
Total	$111,664
The following summarizes key valuation approaches and assumptions utilized in calculating the fair values for Business Combinations and Asset Acquisitions, which are accounted for under the acquisition method of accounting and cost accumulation model, respectively:
Property and equipment — Buildings, improvements, attractions, and other equipment are valued using the cost approach and land is valued at its highest and best use by the market or sales comparison approach. The fair value of tangible personal property was determined primarily using variations of the cost approach. Certain assets with an active secondary market were valued using the market approach. The valuation inputs used to determine the fair value of the land and building are based on level 3 inputs, including discount rates, sales projections, and future cash flows.
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

Index to Financial Statement
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
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2024 and July 2, 2023:

Balance as of July 3, 2022	$742,669
Goodwill resulting from acquisitions during fiscal year 2023	11,209
Adjustments to preliminary fair values for prior year acquisitions	(340)
Balance as of July 2, 2023	753,538
Goodwill resulting from acquisitions during fiscal year 2024	80,350
Balance as of June 30, 2024	$833,888
Intangible Assets:

	June 30, 2024				July 2, 2023
	Weighted average life remaining (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life remaining (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	—	$9,900	$(9,900)	$—	1	$9,900	$(9,253)	$647
Bowlero trade name (1)	3	14,870	(614)	14,256	—	—	—	—
Other acquisition trade names	3	3,460	(2,276)	1,184	3	2,630	(1,423)	1,207
Customer relationships	2	24,185	(22,808)	1,377	2	23,712	(18,755)	4,957
Management contracts	1	1,800	(1,763)	37	2	1,800	(1,726)	74
Non-compete agreements	3	4,364	(2,395)	1,969	4	3,211	(1,572)	1,639
PBA member, sponsor & media relationships	6	1,400	(739)	661	7	1,400	(627)	773
Other intangible assets	3	921	(542)	379	3	921	(377)	544
	3	60,900	(41,037)	19,863	3	43,574	(33,733)	9,841
Indefinite-lived intangible assets:
Liquor licenses		12,418	—	12,418		11,145	—	11,145
Lucky Strike trade name		8,360	—	8,360		—	—	—
Bowlero trade name (1)		—	—	—		66,900	—	66,900
Other trade names		6,410	—	6,410		3,100	—	3,100
		27,188	—	27,188		81,145	—	81,145
		$88,088	$(41,037)	$47,051		$124,719	$(33,733)	$90,986
(1)During the fiscal year ended June 30, 2024, the company has decided to phaseout the Bowlero trade name over the next three fiscal years. See Note 2 - Significant Accounting Policies for more information on the Bowlero trade name impairment.

Index to Financial Statement
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Amortization expense	$7,370	$7,354	$9,461
The estimated aggregate amortization expense for finite-lived intangibles included in intangible assets in our consolidated balance sheet for the next five fiscal years is as follows:

	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$7,126	$6,190	$5,622	$561	$250	$114
(5) Property and Equipment
As of June 30, 2024 and July 2, 2023, property and equipment consists of:

	June 30, 2024	July 2, 2023
Land	$108,442	$98,896
Buildings and leasehold improvements	663,537	522,846
Equipment, software, furniture, and fixtures	630,280	507,733
Construction in progress	55,343	43,271
	1,457,602	1,172,746
Accumulated depreciation	(569,864)	(456,982)
Property and equipment, net of accumulated depreciation	$887,738	$715,764
The following table shows depreciation expense related to property and equipment for each reporting period:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Depreciation expense	$120,834	$92,577	$80,769
(6) Leases
Disclosures under the New Lease Accounting Standard ASC 842:
Fiscal 2024 - VICI Transaction
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
Fiscal 2023 - Master Lease Modifications
In October 2022, the Company had a modification event that impacted two of our master leases. This modification event was due to the termination of a lease component and change in consideration in the contract. As a result, we removed a lease component with an immaterial gain on termination, reassessed classification of the remaining lease components,

Index to Financial Statement
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
In December 2022, we executed a sale-leaseback with our master lease landlord by adding two bowling entertainment locations into the master leases and adjusted the consideration in the contract. The modification was not accounted for as a separate contract. We concluded the sale-leaseback was not a sale as control of the underlying assets was not transferred from the Company, and therefore, we recognized a financing obligation of $10,363. For the other lease components impacted by the modification, we remeasured the lease liability and recorded a corresponding adjustment to the right of use asset. In total, the lease liability was adjusted by $5,403 with a corresponding adjustment to the right-of-use assets.
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
Due to constructing significant capital improvements at several bowling locations within our third master lease, the Company had a reassessment event which resulted in updating our assessment of the lease term. We concluded it is reasonably certain that we will exercise one of the remaining eight renewal options for substantially all the assets included in the master lease, thereby extending the lease term for accounting purposes from 2044 to 2054. Using an updated lease term, we remeasured the lease liability and recorded a corresponding adjustment to the right- of-use asset. In total, the lease liability was adjusted by $76,561 with a corresponding adjustment to the right-of-use assets. As a result of reassessing classification and increasing our assessment of the lease term, it resulted in certain lease components (primarily land) switching classification from operating to finance. Substantially all of the building components remained classified as finance leases. In total, $63,652 of right-of-use assets changed from operating to finance and $63,634 lease liabilities changed from operating to finance.
Fiscal 2023 - Other Modification Events
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
The following table summarizes the components of the net lease cost:

Index to Financial Statement

		Fiscal Year
Lease Costs:	Location on Consolidated Statements of Operations	June 30, 2024	July 2, 2023
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily cost of revenues	$17,711	$21,357
Operating lease costs associated with non-master leases for locations	Primarily cost of revenues	52,355	36,815
Percentage rental costs for locations (2)	Primarily cost of revenues	7,041	7,984
Equipment and other operating lease costs (3)	Primarily cost of revenues	6,983	4,421
Total Operating Lease Costs:		84,090	70,577

Finance Lease Costs:
Amortization of right-of-use assets	Primarily cost of revenues	17,160	12,743
Interest expense	Interest expense, net	49,198	42,378
Total Finance Lease Costs:		66,358	55,121

Financing Obligation Costs:
Interest expense	Interest expense, net	28,333	223
Total Financing Obligation Costs:		28,333	223

Other Costs, Net:
Variable occupancy costs (4)	Primarily cost of revenues	60,189	47,141
Gains from modifications to operating leases	Other operating expense	(499)	(871)
Gains from modifications to finance leases	Primarily cost of revenues	—	(3,320)
Gains from modifications to financing obligations	Interest expense, net	—	(1,309)
Other lease costs (5)	Primarily cost of revenues	6,866	4,654
Sublease income (6)	Revenues	(5,071)	(5,116)
Total Other Costs, Net		61,485	41,179

Total Lease Costs, Net		$240,266	$167,100
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

Index to Financial Statement
Cash Paid for amounts included in the measurement of lease liabilities was as follows:

	Fiscal Year
	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$65,694	$52,605
Total cash paid for operating lease liabilities	65,694	52,605

Finance leases:
Operating cash flows paid for interest portion of finance leases	45,141	36,509
Financing cash flows paid for principal portion of finance leases	6,298	892
Total cash paid for finance lease liabilities	51,439	37,401

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	22,644	223
Financing cash flows paid for principal portion of finance obligations	24	11
Total cash paid for financing obligations:	22,668	234

Total cash amounts paid that are included in the measurement of lease liabilities:(2)	$139,801	$90,240
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)The total cash amounts within the above table include deferred repayments of $4,249 for operating leases and $9,163 for finance leases for the fiscal year ended June 30, 2024, and $2,131 for operating leases and $4,597 for finance leases for the fiscal year ended July 2, 2023 . As of June 30, 2024, approximately $6,354 in deferred payments are remaining, which will be repaid on a monthly basis through December 31, 2024, and are included within our lease liabilities.

Index to Financial Statement
Other supplemental cash flow information related to leases was as follows:

	Fiscal Year
	June 30, 2024	July 2, 2023
Supplemental Cash flow Information:
Operating Cash Flows from landlord contributions	$2,400	$490
Purchases of Operating Lease Assets	—	755

Other Non-cash Lease activities(1):
Lease liabilities arising from operating lease assets	157,373	591,333
Lease liabilities arising from finance lease assets	24,301	656,000
(1)The change in lease assets is substantially the same as the change in lease liabilities
Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2024	July 2, 2023
Operating leases:
ROU Assets	Operating lease right of use assets	$559,168	$449,085
Lease liabilities, Short-term(1)	Current obligations of operating lease liabilities	28,460	23,866
Lease liabilities, Long-term	Long-term obligations of operating lease liabilities	561,916	431,295

Finance leases:
ROU Assets, net	Finance lease right of use assets, net	524,392	515,339
Lease liabilities, Short-term(1)	Other current liabilities	1,954	3,296
Lease liabilities, Long-term	Long-term obligations of finance lease liabilities	680,213	652,450

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	440,875	9,005
(1)Lease incentive receivables from landlords of $15,311 and $8,055 as of June 30, 2024 and July 2, 2023, respectively, are reflected as a reduction of the operating and finance lease liability
The following table summarizes the weighted average remaining lease term and weighted average remaining discount rate:

Weighted average remaining lease terms in years	June 30, 2024	July 2, 2023
Operating leases	19.12	20.38
Finance leases	30.90	32.24
Financing obligations	53.90	33.91

Weighted average discount rate
Operating leases	7.62%	7.35%
Finance leases	7.57%	7.54%
Financing obligations	9.53%	4.84%
The following table summarizes the maturity of our operating leases, finance leases, and financing obligations as of June 30, 2024:

Index to Financial Statement

	Operating leases	Finance leases	Financing obligations
2025	$58,582	$48,341	$32,402
2026	68,028	44,888	32,981
2027	70,146	47,396	33,659
2028	73,077	52,347	37,218
2029	61,184	48,457	35,074
Thereafter:	869,913	1,650,669	3,379,975
Total lease payments	1,200,930	1,892,098	3,551,309
Less: imputed interest	(610,554)	(1,209,931)	(3,110,434)
Present value of lease liability:	$590,376	$682,167	$440,875
Leases that have yet to commence
The Company has leases with build-out provisions for which the Company is generally not deemed to control the asset under construction. Therefore, the Company will determine the lease classification upon lease commencement. Our future lease obligations for these are $14,668 and $33,223 as of June 30, 2024 and July 2, 2023, respectively.
Disclosures under the previous Lease Accounting Standard ASC 840:
The Company adopted the new leasing standard, ASC 842 on July 4, 2022 using the modified retrospective method. We applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result of the method used, the Company’s comparative financial information as of and for the years ended July 3, 2022 has not been restated and continues to be reported under ASC 840, the lease accounting standard in effect for those periods.
The adoption of the new standard as of July 4, 2022, resulted in an after-tax cumulative effect change to retained earnings of $11,144. Total assets and liabilities increased $450,029 and $438,885, respectively, primarily driven from adding operating leases onto the balance sheet.
Fiscal 2022 - Operating Lease Rent Abatement: In addition to previously received rent concessions, in response to the economic effects of the COVID-19 pandemic, in March 2022, the Company received a rent concession related to an operating lease in the form of a rent abatement retroactive to April 1, 2020 for amounts which had been previously recognized as rent expense. We elected to not account for this concession as a modification in accordance with the relief provided by the FASB staff. As a result, we recognized rent abatements of $7,470 ($5,603 allocated to cost of revenues and $1,867 allocated to selling, general and administrative expenses) as a reduction of rent expense during fiscal year 2022.
The following table summarizes the Company’s costs for operating and capital leases:

July 3, 2022
Operating Leases
Rent expense	$55,189

Capital Leases
Interest expense	$39,514
Amortization expense	12,940
Total capital lease cost	$52,454

Index to Financial Statement
(7) Supplemental Cash Flow Information
The table below presents supplemental cash flow information for each reporting period:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Cash paid during the period for:
Interest	$172,403	$104,167	$88,292
Income taxes, net of refunds	3,501	6,640	3,898
Noncash investing and financing transactions:
Settlement of earnout obligation	—	184,437	—
Capital expenditures in accounts payable and accrued expenses	24,798	24,937	8,895
Change in fair value of interest rate swap and collars	(3,912)	4,608	8,869
Unsettled treasury stock trade payable	—	7,118	3,094
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	6,002
Excise tax liability accrued on stock repurchases	2,423	1,578	—
Capital lease assets obtained in exchange for capital lease liabilities	—	—	7,463
Modifications of capital lease assets and liabilities	—	—	(15,001)
Issuance of warrants in Business Combination	—	—	22,426
Issuance of earnout obligation in Business Combination	—	—	181,113
Warrant redemption	—	—	(40,156)
See Note 6 - Leases for supplementary information relating to leasing transactions.
(8) Accounts Payable and Accrued Expenses
As of June 30, 2024 and July 2, 2023, accounts payable and accrued expenses consist of:

	June 30, 2024	July 2, 2023
Accounts payable	$50,457	$53,513
Taxes and licenses	17,840	13,076
Deferred revenue	15,976	7,144
Customer Deposits	14,006	12,703
Compensation	13,768	14,670
Insurance	7,401	6,168
Utilities	5,475	4,607
Professional fees	4,090	4,307
Interest	1,113	904
Other	5,658	4,134
Total accounts payable and accrued expenses	$135,784	$121,226

Index to Financial Statement
(9) Debt
The following table summarizes the Company’s debt structure as of June 30, 2024 and July 2, 2023:

	June 30, 2024	July 2, 2023
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.80% and 8.65% at June 30, 2024 and July 2, 2023, respectively)	$1,138,500	$1,150,000
Other Equipment Loans	13,700	14,662
	1,152,200	1,164,662
Less:
Unamortized financing costs	(13,514)	(16,637)
Current portion of unamortized financing costs	3,361	3,123
Current maturities of long-term debt	(12,524)	(12,461)
Total long-term debt	$1,129,523	$1,138,687
As of June 30, 2024, minimum repayments of debt by fiscal year were as follows:

2025	$12,520
2026	12,585
2027	12,655
2028	1,105,221
2029	1,290
Thereafter	7,929
$1,152,200
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,150,000 of aggregate initial principal amount of debt outstanding (the “Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875 beginning on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of June 30, 2024, the interest period is one month.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of June 30, 2024, the Revolver commitment is $285,000. Any outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
On August 23, 2024, the Company entered into a Eleventh Amendment to the First Lien Credit Agreement. In connection with the Company entering into the Eleventh Amendment, the Revolver commitment was increased by $50,000 to an aggregate amount of $335,000.
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
Letters of Credit:    Outstanding standby letters of credit as of June 30, 2024 and July 2, 2023 totaled $15,834 and $10,386, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loans: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A. The loan matures August 19, 2029 and bears a fixed

Index to Financial Statement
interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of June 30, 2024.
Interest rate collars: The Company entered into two interest rate collars effective as of March 31, 2023 for an aggregate notional amount of $800,000. The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
The fair value of the collar agreements as of June 30, 2024 and July 2, 2023 was an asset of $696 and $4,608, respectively, and is included within other current assets and other assets in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact for the fiscal year ended June 30, 2024 and July 2, 2023.
The reclassifications from accumulated other comprehensive income (“AOCI”) into income for the interest rate swap and cap agreements which expired in fiscal year 2022 were as follows for each reporting period:

	June 30, 2024	July 2, 2023	July 3, 2022
Interest expense reclassified from AOCI into net loss	$—	$—	$8,809
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
(10) Income Taxes
Total loss before income taxes consists of:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Loss before tax:
U.S.	$(115,505)	$(7,054)	$(31,388)
Foreign	3,952	4,859	764
Total loss before tax	$(111,553)	$(2,195)	$(30,624)

Index to Financial Statement
Income tax benefit consists of the following:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Current income tax provision:
Federal	$369	$(1,772)	$2,481
State and local	4,892	3,694	3,601
Foreign	1,106	313	107
Total current provision	6,367	2,235	6,189

Deferred income tax provision:
Federal	(23,156)	(67,871)	(6,307)
State and local	(11,554)	(18,007)	(895)
Foreign	371	(600)	323
Total deferred provision	(34,339)	(86,478)	(6,879)
Total income tax benefit	$(27,972)	$(84,243)	$(690)
The provision for income taxes differs from the amount computed by applying the statutory rate to the loss before income taxes primarily due to the changes in the valuation allowance, state and local taxes and for 2022, items associated with the Business Combination and asset acquisitions and other differences.

	Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Federal statutory rate	$(23,426)	$(459)	$(6,431)
State and local tax net of federal benefit	(7,689)	3,212	6,675
Deferred tax asset valuation allowance	—	(135,061)	(29,901)
Business Combination and asset acquisition items, including earnouts	5,643	17,924	10,800
Compensation limited by section 162(m) of the Internal Revenue Code	2,242	2,826	17,590
Other Permanent Differences	1,015	—	—
Uncertain tax positions	—	(27)	1
Foreign tax rate difference	324	369	65
Tax credit impact	(2,879)	(7,708)	—
Write-off of NOL generally due to S382 limitations	—	41,901	—
NOL and S163(J) increase due to change in estimate	—	(8,221)	—
Other	(3,202)	1,001	511
Effective tax rate	$(27,972)	$(84,243)	$(690)
For the fiscal year ended June 30, 2024, the Company’s effective tax rate was increased by disallowed expenses associated with the earnout expense, S162(m) limitations, state and foreign income tax expenses and other items. For the fiscal years ended June 30, 2024 and July 2, 2023, the effective tax rate was favorably impacted by the realization and availability of federal income tax credits totaling approximately $2,879 and $7,708, respectively, of which $2,274 relate to fiscal 2023 and the remainder of the credits dating back to fiscal year 2019. These credits were identified in the prior year as the Company developed an appropriate data retrieval process for the current and open tax years. For the fiscal year ended July 2, 2023, the Company’s effective tax rate was impacted by the $135,061 release of the valuation allowances due to the Company’s review of all positive and negative evidence regarding the realization of deferred tax assets.
As of June 30, 2024, the Company had a net consolidated income tax receivable of $2,282 reflected in other current assets and a current consolidated income tax payable of $557 reflected in other current liabilities. As of July 2, 2023, the Company had a net consolidated income tax receivable of $2,507 reflected in other current assets, a current consolidated income tax payable of $267 reflected in other current liabilities.

Index to Financial Statement
The tax effects of temporary differences and carryforwards that give rise to significant components of deferred income tax assets and liabilities consist of:

	June 30, 2024	July 2, 2023
Deferred income tax assets:
Reserves not currently deductible	$15,184	$9,227
Finance lease liability	334,462	40,527
R&D Costs (Section 174)	828	—
Investment in partnership	38,279	—
Net operating loss, interest, and tax credit carryforwards	94,296	47,945
Subtotal	483,049	97,699
Less: Valuation allowance	884	884
Total net deferred income tax assets	482,165	96,815

Deferred income tax liabilities:
Property and equipment	85,095	8,405
ROU assets	282,501	—
Favorable and unfavorable leases	136	195
Goodwill and intangibles	6,774	18,568
Total deferred income tax liabilities	374,506	27,168
Net deferred income tax asset (liabilities)	$107,659	$69,647
As of June 30, 2024, the Company has U.S. tax credit carryforwards of $9,084, U.S. federal net operating loss carryforwards (NOLs) of $175,882, U.S. state NOLs carryforwards of $55,583 and interest carryforward of $185,234. As of July 2, 2023, the Company has U.S. tax credit carryforwards of $6,205, federal NOLs of $143,277, and interest carryforward of $36,203. The majority of the tax credits were generated in tax years ended June 30, 2019 and thereafter with remaining credits generated in the July 1, 2007 and June 29, 2008 tax years. The credits have a 20-year federal carryover period and will begin to expire starting in the fiscal year ending 2027. Certain NOL carryforwards will begin to expire in 2024. The interest carryforward and $1,504 of NOL carryforwards do not expire.
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
The Company regularly evaluates the realization of our net deferred tax assets. During the prior year ended July 2, 2023, the Company released $135,061 of valuation allowances in several jurisdictions based on reviews of all positive and negative evidence. In particular, the Company has experienced additional positive evidence of recent improved profitability to reach a conclusion on a more likely than not basis that the deferred tax assets could be realized and that certain valuation allowances are no longer required. The valuation allowances were further reduced by a net of $2,660 due to the OCI impact on the implementation of FAS 842 and foreign exchange/other adjustments, respectively. The remaining valuation allowance of $884 as of June 30, 2024 is attributed to certain state tax losses that are limited and federal tax credits nearing their expiration date.

Index to Financial Statement
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	June 30, 2024	July 2, 2023	July 3, 2022
Balance at beginning of year	$—	$27	$26
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	—	(27)	—
Balance at end of year	$—	$—	$27
As of June 30, 2024 and July 2, 2023, the Company had not recorded an income tax liability on certain undistributed earnings of its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in the operations within the respective country. The Company has not calculated the deferred tax liability that would come due if the earnings were distributed to the U.S., which the Company believes that any deferred tax liability recognized would not be material.
(11) Commitments and Contingencies
From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or other third parties involved in operational issues common to the retail, restaurant and entertainment industries. Such matters typically represent actions with respect to contracts, intellectual property, taxation, employment, employee benefits, personal injuries and other matters. A number of such claims may exist at any given time and there are currently a number of claims and legal proceedings pending against us. While it is not feasible to predict the outcome of all claims and legal proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(12) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of June 30, 2024 and July 2, 2023.
The outstanding unvested earnout shares will vest if the closing share price of Bowlero’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 43,465 of the unvested Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 13 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the year ended June 30, 2024 and July 2, 2023.
(13) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of June 30, 2024 and July 2, 2023 are as follows:

	June 30, 2024	July 2, 2023
Carrying value	$1,152,200	$1,164,662
Fair value	1,152,200	1,158,912
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy in fiscal years 2024 and 2023.

Index to Financial Statement
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of June 30, 2024 and July 2, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$696	$—	$696
Total assets	$—	$696	$—	$696

Earnout shares	$—	$—	$137,636	$137,636
Total liabilities	$—	$—	$137,636	$137,636

	July 2, 2023
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$4,608	$—	$4,608
Total assets	$—	$4,608	$—	$4,608

Earnout Shares	$—	$—	$112,041	$112,041
Total liabilities	$—	$—	$112,041	$112,041

The fair value of earn-out shares was established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulations as of June 30, 2024 and July 2, 2023 were as follows:

	June 30, 2024	July 2, 2023
Expected term in years	2.46	3.45
Expected volatility	50%	65%
Risk-free interest rate	4.62%	4.41%
Stock price	$14.49	$11.64
Dividend yield	1.52%	—

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the years ended June 30, 2024 and July 2, 2023:

	Fiscal Year Ended
	June 30, 2024	July 2, 2023
Balance as of beginning of period	$112,041	$210,952
Issuances	139	174
Settlements*	—	(184,437)
Changes in fair value	25,456	85,352
Balance as of end of period	$137,636	$112,041
*The $184,437 represents the settlement of the $15.00 tranche of Earnout Shares. The $17.50 tranche of Earnout Shares has not vested and is still subject to the applicable vesting restrictions See Note 12 - Earnouts.
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

Index to Financial Statement
Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.
(14) Common Stock, Preferred Stock and Stockholders’ Equity
The Company is authorized to issue three classes of stock to be designated, respectively, Class A common stock, Class B common stock (together with Class A common stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Company shall have authority to issue is 2,400,000,000, divided into the following:
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of June 30, 2024 and July 2, 2023.
•Issued and Outstanding: 88,854,487 shares (inclusive of 1,584,805 shares contingent on certain stock price thresholds but excluding 34,071,295 shares held in treasury) as of June 30, 2024 and 107,666,301 shares (inclusive of 1,595,930 shares contingent on certain stock price thresholds but excluding 11,312,302 shares held in treasury) as of July 2, 2023.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of June 30, 2024 and July 2, 2023.
•Issued and Outstanding: 58,519,437 and 60,819,437 shares as of June 30, 2024 and July 2, 2023, respectively.
Preferred stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of June 30, 2024 and July 2, 2023.
•Issued and Outstanding: 120,387 and 136,373 shares as of June 30, 2024 and July 2, 2023, respectively.

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
Regular dividends on the Preferred Stock accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on the current liquidation preference per share of the Preferred Stock. The initial liquidation preference was $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. As of June 30, 2024 and July 2, 2023, the Company has declared and paid a cash dividend in the amount of $29.10 per share of Preferred Stock, in the aggregate amount of $7,647 and $3,969. For the fiscal year ended July 2, 2023, accumulated dividends in the amount of $5,665 were added to the liquidation preference and deemed to be declared and paid in-kind.
During the year ended June 30, 2024, 15,202 shares of Preferred Stock were converted into 1,240,960 shares of Class A common stock, and 784 shares of Preferred Stock were settled for cash of $751 . During the year ended July 2, 2023, 63,627 shares of Preferred Stock were settled for cash of $80,823. All of the repurchased shares were then cancelled in accordance with the Preferred Stock Certificate of Designations.

Index to Financial Statement
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
Common Stock Dividend
On February 5, 2024, the Board of Directors of the Company approved the initiation of a quarterly common stock dividend of $0.055 per share of common stock subject to market conditions and approval by the Company’s Board of Directors.
Common stock dividends paid during the fiscal year ended June 30, 2024 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
February 5, 2024	February 23, 2024	March 8, 2024	$8,730
May 6, 2024	May 24, 2024	June 7, 2024	8,583
			$17,313
(1)Amount includes dividends paid to holders of Series A preferred stock on an as-converted basis.
On August 5, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of Common Stock, which will be paid on September 6, 2024, to stockholders of record on August 23, 2024.
Shares Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share and warrant repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock and warrants through February 3, 2024. On each of May 15, 2023, September 6, 2023 and February 2, 2024,the Board of Directors authorized a replenishment of then-remaining balance of the share repurchase program to $200,000, which in aggregate increased the total amount that has been authorized under the share repurchase program to approximately $551,518. Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. Repurchases of shares and warrants are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.
As of June 30, 2024, the remaining balance of the repurchase plan was $164,361. For the fiscal year ended June 30, 2024, 22,758,993 shares of Class A common stock were repurchased for a total of $247,191, for an average purchase price per share of $10.86, and bringing the cumulative total shares repurchased to 34,071,295 for a total of $381,775 at an average per share price of $11.21.
(15) Share-Based Compensation
The Company has three stock plans: the 2017 Stock Incentive Plan (“2017 Plan”), the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). The stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.

Index to Financial Statement
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
A summary of the 2017 Plan stock options outstanding at June 30, 2024 and July 2, 2023, and changes during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 3, 2022	20,293,350	$7.16	9.48
Exercised - stock	(227,424)	3.15		$2,494
Outstanding at July 2, 2023	20,065,926	$7.20	8.49
Exercised - stock	(99,092)	3.30		$959
Forfeited and cancelled	(1,490)	4.13	—	11
Outstanding at June 30, 2024	19,965,344	$7.22	7.51	$145,069
Vested as of June 30, 2024	19,965,344	7.22	7.51	$145,069
Exercisable as of June 30, 2024	19,965,344	7.22	7.51	$145,069
2021 Omnibus Incentive Plan
The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards granted under the 2021 Plan. Shares to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to an annual increase on the first day of each calendar year beginning January 1, 2022. As of June 30, 2024, the Company had 32,595,171 shares of common stock authorized under the 2021 Plan. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.
The Company issued unvested stock options to certain employees. The unvested stock options vest based on a service condition. The average expected life represents the weighted average period of time that options granted are expected to be outstanding. The following table presents the significant assumptions used in the Black-Scholes model with the following range of weighted average assumptions for options granted in the fiscal years ended June 30, 2024 and July 2, 2023:

Index to Financial Statement

	June 30, 2024	July 2, 2023
Expected term in years	10.00	10.00
Interest rate	3.96%	3.39%
Volatility	50.0%	50.0%
Dividend yield	1.85%	—%
A summary of stock options outstanding under the 2021 Plan at June 30, 2024 and July 2, 2023, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 3, 2022	9,415,912	$13.72
Granted	444,115	17.50
Outstanding at July 2, 2023	9,860,027	$13.89	8.51
Granted	689,908	17.31
Forfeited and cancelled	(1,396,832)	15.45
Outstanding at June 30, 2024	9,153,103	$13.91	7.83	$15,379
Vested as of June 30, 2024	2,572,346	$11.05	8.10	$9,517
Exercisable as of June 30, 2024	2,572,346	$11.05	8.10	$9,517
The Company issued RSUs to employees and board members that vest based on service conditions (Service based RSUs). The Company measures the grant-date fair value based on the price of the Company's shares on the grant date. The following table presents a summary of RSUs subject to time-based service conditions and changes during the period then ended as of June 30, 2024 and July 2, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 3, 2022	917,625	$9.72
Granted	275,679	13.24
Vested	(394,875)	9.79
Forfeited	(82,560)	10.30
Outstanding at July 2, 2023	715,869	$10.97
Granted	398,560	11.80
Vested	(351,384)	10.89
Forfeited	(86,981)	11.48
Outstanding at June 30, 2024	676,064	$11.44
The Company issued earnout RSUs to employees that vest upon the achievement of market conditions with a 5-year expiration date (Earnout RSUs). The fair value of the earnout RSUs was determined based on a Monte-Carlo simulation method reflecting those market conditions, and the Company recognizes compensation expense evenly over the 5-year

Index to Financial Statement
service period. The following table presents a summary of the earnout RSUs subject to market conditions and changes during the period then ended as of June 30, 2024 and July 2, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 3, 2022	129,336	$8.16
Vested	(61,414)	8.45
Forfeited	(12,770)	8.16
Outstanding at July 2, 2023	55,152	$7.86
Forfeited	(11,687)	7.86
Outstanding at June 30, 2024	43,465	$7.86
The Company issued RSUs to employees that vest based upon the achievement of market and service conditions (market and service based RSUs). The fair value of those RSUs was determined using a Monte-Carlo simulation method reflecting those market conditions. The following table presents a summary those RSUs subject to market and service conditions, and changes during the period then ended as of June 30, 2024 and July 2, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 3, 2022	256,875	$6.64
Granted	69,449	10.51
Forfeited	(34,520)	7.16
Outstanding at July 2, 2023	291,804	$7.50
Granted	4,250	9.28
Forfeited	(52,675)	7.75
Outstanding at June 30, 2024	243,379	$7.48
As of June 30, 2024, the total compensation cost not yet recognized is as follows:

	Award Plan	Unrecognized Compensation Cost	Weighted Average Remaining Period of Recognition
Stock options	2021 Plan	$19,416	2.64
Service based RSUs	2021 Plan	5,395	1.89
Market and service based RSUs	2021 Plan	502	1.14
Earnout RSUs	2021 Plan	168	2.46
Employee stock purchase plan	—	319	0.50
Total unrecognized compensation cost		$25,800	2.45

Index to Financial Statement
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
Share-based compensation recognized in the consolidated statement of operations is as follows:

		Fiscal Year Ended
	Award Plan	June 30, 2024	July 2, 2023	July 3, 2022
Performance-based options	2017 Plan	$—	$—	$24,516
Time-based options	2017 Plan	—	—	952
Stock options	2021 Plan	8,702	9,708	8,505
Service based RSUs	2021 Plan	4,062	4,267	1,711
Market and service based RSUs	2021 Plan	482	630	208
Earnout RSUs	2021 Plan	40	538	116
Share-based bonus	—	—	—	14,228
ESPP	—	489	599	—
Total share-based compensation expense		$13,775	$15,742	$50,236

Index to Financial Statement
(16) Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per Class A and B common share is as follows:

	Fiscal Year Ended
	June 30, 2024			July 2, 2023			July 3, 2022
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(56,239)	$(36,016)	$(92,255)	$34,805	$18,531	$53,336	$(32,198)	$(7,969)	$(40,167)

Denominator
Weighted-average common shares outstanding	92,257,834	59,081,800	151,339,634	108,006,545	57,502,334	165,508,879	124,920,063	30,917,091	155,837,154

Net (loss) income per share, basic	$(0.61)	$(0.61)	$(0.61)	$0.32	$0.32	$0.32	$(0.26)	$(0.26)	$(0.26)
For the fiscal year ended July 2, 2023, weighted-average Series A preferred stock of 15,147,840 (as-converted) was used in the calculation for the allocation of undistributed earnings between Class A common stock, Class B common stock, and Series A preferred stock.

Index to Financial Statement

	Fiscal Year Ended
	June 30, 2024			July 2, 2023			July 3, 2022
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(56,239)	$(36,016)	$(92,255)	$34,805	$18,531	$53,336	$(32,198)	$(7,969)	$(40,167)

Denominator
Weighted-average common shares outstanding	92,257,834	59,081,800	151,339,634	108,006,545	57,502,334	165,508,879	124,920,063	30,917,091	155,837,154
Impact of incremental shares	*	*	*	2,998,686	7,313,831	10,312,517	*	*	*
Total	92,257,834	59,081,800	151,339,634	111,005,231	64,816,165	175,821,396	124,920,063	30,917,091	155,837,154

Net (loss) income per share, diluted	$(0.61)	$(0.61)	$(0.61)	$0.31	$0.29	$0.30	$(0.26)	$(0.26)	$(0.26)

Anti-dilutive shares excluded from diluted calculation*			19,604,999						16,116,589
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.
Impact from incremental shares for our diluted per share calculation is as follows:

	Fiscal Year Ended
	June 30, 2024			July 2, 2023			July 3, 2022
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	676,064	—	676,064	715,869	—	715,869	917,625	—	917,625
Market and service based RSUs	191,325	—	191,325	229,125	—	229,125	—	—	—
Stock options	1,635,453	6,203,400	7,838,853	1,974,071	7,313,831	9,287,902	1,242,407	4,370,023	5,612,430
ESPP	66,841	—	66,841	79,621	—	79,621	—	—	—
Series A preferred stock (as-converted)	10,831,916	—	10,831,916	—	—	—	9,586,534	—	9,586,534
Total	13,401,599	6,203,400	19,604,999	2,998,686	7,313,831	10,312,517	11,746,566	4,370,023	16,116,589

Index to Financial Statement
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024.
Attestation Report of our Independent Registered Public Accounting Firm
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an emerging growth company pursuant to the provisions of the JOBS Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On March 31, 2024, a trading plan entered into on June 17, 2023 for Brett Parker, Executive Vice Chairman of the Company (the “Parker 10b5-1 Plan”), terminated pursuant to its terms. The Parker 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and provided for the potential sale of up to 4,324,120 shares of Class A common stock.
On May 20, 2024, Thomas Shannon, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “ Shannon 10b5-1 Plan”). The Shannon 10b5-1 Plan provides for the potential sale of up to 2,300,000 shares of Class A common stock and will expire on the earlier of May 20, 2026 and the date when all shares under the 10b5-1 Plan are sold.

Index to Financial Statement
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Index to Financial Statement
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
Insider Trading Policy
Our Company maintains an insider trading policy that governs the purchase, sale, and/or other dispositions of the our securities by directors, officers and employees. The policy prohibits trading by any person while in possession of material non-public information in violation of applicable law and provides for restricted periods and pre-clearance procedures for our directors and officers and certain other specified persons, as well as other related policies and procedures. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company.
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

Index to Financial Statement
Part IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
See index to consolidated financial statements on page 32.
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

Index to Financial Statement

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

10.15
Tenth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated June 18, 2024 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on June 18, 2024).

10.16†	2017 Bowlmor AMF Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Bowlero Corp.’s Registration Statement on Form S-8 filed with the SEC on March 1, 2022).
10.17†	Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.18†	Bowlero Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.19†
Employment Agreement, dated as of December 15, 2021, by and between Bowlero Corp. and Thomas F. Shannon (incorporated by reference to Exhibit 10.19 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.20†	Amended and Restated Employment Agreement, dated as of July 17, 2023, by and between Bowlero Corp. and Brett I. Parker.

Index to Financial Statement

Exhibit No.	Description
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

10.23†	Employment Agreement, dated as of May 5, 2023, by and between Bowlero Corp. and Robert M. Lavan.
10.24†	Form of Option Award Agreement for Robert M. Lavan under the Bowlero Corp. 2021 Omnibus Incentive Plan.
10.25†+	Offer Letter, dated January 12, 2024, by and between Bowlero Corp. and Lev Ekster.
10.26†+	Form of Option Award Agreement for Lev Ekster under the Bowlero Corp. 2021 Omnibus Incentive Plan.
19.1+	Bowlero Corp. Securities Trading Policy
21.1+	Subsidiaries of Bowlero Corp.
23.1+	Consent of KPMG LLP.
23.2+	Consent of Deloitte and Touche LLP.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1+	Bowlero Corp. Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
*Certain of the exhibits and schedules to this Exhibit 2.1 and 2.2 have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules to the SEC upon its request.
†Indicates management contract or compensatory plan.
+ Filed herewith.
Item 16. Form 10-K Summary
None.

Index to Financial Statement
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWLERO CORP.

Date:	September 5, 2024	By:	/s/ Thomas F. Shannon
		Name:	Thomas F. Shannon
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Shannon	Chairman and Chief Executive Officer; Director	September 5, 2024
Thomas F. Shannon	(Principal Executive Officer)

/s/ Robert M. Lavan	Chief Financial Officer and Treasurer	September 5, 2024
Robert M. Lavan	(Principal Financial Officer & Principal Accounting Officer)

/s/ Brett I. Parker	Director	September 5, 2024
Brett I. Parker
/s/ Michael J. Angelakis	Director	September 5, 2024
Michael J. Angelakis

/s/ Robert J. Bass	Director	September 5, 2024
Robert J. Bass

/s/ Sandeep Mathrani	Director	September 5, 2024
Sandeep Mathrani

/s/ Alberto Perlman	Director	September 5, 2024
Alberto Perlman

/s/ Rachael A. Wagner	Director	September 5, 2024
Rachael A. Wagner

/s/ Michelle Wilson	Director	September 5, 2024
Michelle Wilson

/s/ John A. Young	Director	September 5, 2024
John A. Young