Form 10-Q
period 2024-09-29
Bowlero Corp.
filed 2024-11-04
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 88,394,235 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of October 30, 2024.

Index to Notes

i

Index to Notes

Bowlero Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Financial Statements

	September 29, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$38,448	$66,972
Accounts and notes receivable, net	5,666	6,757
Inventories, net	13,650	13,171
Prepaid expenses and other current assets	30,365	25,316
Assets held-for-sale	20	1,746
Total current assets	88,149	113,962

Property and equipment, net	892,782	887,738
Operating lease right of use assets	554,474	559,168
Finance lease right of use assets, net	520,218	524,392
Intangible assets, net	45,111	47,051
Goodwill	833,961	833,888
Deferred income tax asset	122,847	112,106
Other assets	34,884	35,730
Total assets	$3,092,426	$3,114,035

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$146,022	$135,784
Current maturities of long-term debt	9,106	9,163
Current obligations of operating lease liabilities	28,811	28,460
Other current liabilities	8,381	9,399
Total current liabilities	192,320	182,806

Long-term debt, net	1,130,141	1,129,523
Long-term obligations of operating lease liabilities	567,209	561,916
Long-term obligations of finance lease liabilities	681,222	680,213
Long-term financing obligations	442,980	440,875
Earnout liability	88,741	137,636
Other long-term liabilities	26,093	26,471
Deferred income tax liabilities	4,129	4,447
Total liabilities	3,132,835	3,163,887

Commitments and Contingencies (Note 8)

Index to Notes

	September 29, 2024	June 30, 2024
Temporary Equity
Series A preferred stock	$123,918	$127,410

Stockholders’ Deficit
Class A common stock	11	11
Class B common stock	6	6
Additional paid-in capital	509,929	510,675
Treasury stock, at cost	(392,735)	(385,015)
Accumulated deficit	(280,064)	(303,159)
Accumulated other comprehensive (loss) income	(1,474)	220
Total stockholders’ deficit	(164,327)	(177,262)
Total liabilities, temporary equity and stockholders’ deficit	$3,092,426	$3,114,035
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2024	October 1, 2023
Revenues
Bowling	$122,203	$116,430
Food & beverage	88,039	74,913
Amusement & other	49,953	36,062
Total revenues	260,195	227,405

Costs and expenses
Location operating costs, excluding depreciation and amortization	86,228	73,373
Location payroll and benefit costs	67,436	63,054
Location food and beverage costs	20,530	16,685
Selling, general and administrative expenses, excluding depreciation and amortization	34,811	38,124
Depreciation and amortization	36,983	31,352
Loss (gain) on impairment and disposal of fixed assets, net	1,472	(1)
Other operating income, net	(211)	(538)
Total costs and expenses	247,249	222,049

Operating income	12,946	5,356

Other (income) expenses
Interest expense, net	48,670	37,449
Change in fair value of earnout liability	(48,921)	(40,682)
Other expense	—	53
Total other income	(251)	(3,180)

Income before income tax benefit	13,197	8,536

Income tax benefit	(9,898)	(9,683)
Net income	23,095	18,219

Series A preferred stock dividends	(2,214)	(1,962)
Earnings allocated to Series A preferred stock	(1,293)	(1,049)
Net income attributable to common stockholders	$19,588	$15,208

Net income per share attributable to Class A and B common stockholders
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted-average shares used in computing net income per share attributable to common stockholders
Basic	145,766,779	160,929,391
Diluted	154,957,384	168,903,508
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 29, 2024	October 1, 2023
Net income	$23,095	$18,219
Other comprehensive loss, net of income tax:
Unrealized loss on derivatives	(709)	(340)
Foreign currency translation adjustment	(985)	(487)
Other comprehensive loss	(1,694)	(827)
Total comprehensive income	$21,401	$17,392
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net income	—	—	—	—	—	—	—	—	—	18,219	—	18,219
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487)	(487)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,489	—	—	—	—	—	1,823	—	—	1,823
Repurchase of Class A common stock into Treasury stock	—	—	(12,131,185)	(1)	—	—	12,131,185	(132,662)	—	—	—	(132,663)
Balance, October 1, 2023	136,373	$144,329	97,850,605	$10	58,519,437	$6	23,443,487	$(268,063)	$507,935	$(201,440)	$3,325	$41,773

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	(177,262)
Net income	—	—	—	—	—	—	—	—	—	23,095	—	23,095
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(985)	(985)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(709)	(709)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Share-based compensation	—	—	26,656	—	—	—	—	—	4,314	—	—	4,314
Cash dividends	—	—	—	—	—	—	—	—	(8,552)	—	—	(8,552)
Repurchase of Class A common stock into Treasury stock	—	—	(702,194)	—	—	—	702,194	(7,720)	—	—	—	(7,720)
Balance, September 29, 2024	117,087	$123,918	88,448,835	$11	58,519,437	$6	34,773,489	$(392,735)	$509,929	$(280,064)	$(1,474)	$(164,327)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Bowlero Corp.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 29, 2024	October 1, 2023
Operating activities
Net income	$23,095	$18,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,983	31,352
Loss (gain) on impairment and disposal of fixed assets, net	1,472	(1)
Income from equity method investment	(60)	(71)
Amortization of deferred financing costs	938	846
Non-cash interest expense on finance lease obligation	3,333	935
Reduction of operating lease right of use assets	8,513	7,822
Non-cash portion of gain on lease modification	—	(499)
Deferred income taxes	(10,474)	(9,697)
Share-based compensation	4,503	1,911
Distributions from equity method investments	62	72
Change in fair value of earnout liability	(48,921)	(40,682)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	1,099	(995)
Inventories	(483)	(1,178)
Prepaids, other current assets and other assets	(9,329)	(1,913)
Accounts payable and accrued expenses	13,418	16,613
Operating lease liabilities	6,017	(7,093)
Other current liabilities	(182)	(163)
Other long-term liabilities	(571)	605
Net cash provided by operating activities	29,413	16,083

Investing activities
Purchases of property and equipment	(41,579)	(50,674)
Purchases of intangible assets	—	(112)
Proceeds from sale of property and equipment	1,655	—
Proceeds from sale of intangibles	—	65
Acquisitions, net of cash acquired	—	(125,855)
Net cash used in investing activities	(39,924)	(176,576)

Index to Notes

	Three Months Ended
	September 29, 2024	October 1, 2023
Financing activities
Repurchase of Class A common stock into Treasury stock	$(7,646)	$(130,140)
Payments for tax withholdings on share-based compensation	(164)	(84)
Payment of cash dividends	(8,552)	—
Payment of long-term debt	(249)	(3,109)
Payment on finance leases	(1,381)	(1,576)
Proceeds on finance leases	334	—
Proceeds from Revolver draws	—	140,000
Payment of deferred financing costs	(148)	—
Net cash (used in) provided by financing activities	(17,806)	5,091

Effect of exchange rates on cash	(207)	(143)

Net decrease in cash and cash equivalents	(28,524)	(155,545)
Cash and cash equivalents at beginning of period	66,972	195,633
Cash and cash equivalents at end of period	$38,448	$40,088
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
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Change in Presentation: The Company made a change to its condensed consolidated statements of operations presentation in order to enhance our disclosures by disaggregating previously combined revenues and costs of revenues, reclassifying depreciation and amortization to be a separate financial statement line item, and reclassifying certain amounts to selling, general, and administrative expenses. The change in presentation will enhance the comparability of our financial statements with industry peers and present a more detailed picture of our operations. Certain prior period amounts in the condensed consolidated statements of operations have been reclassified to conform with the current period presentation. The reclassifications made had no impact to revenue, income (loss) from operations, net income (loss), earnings (loss) per share, retained earnings or other components of equity or net assets.
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

Index to Notes

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
Equity Method Investments: The aggregate carrying amounts of our equity method investments was $25,832 and $25,848 as of September 29, 2024 and June 30, 2024, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
The interest rate collar agreements effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to include a cap and floor, thus reducing the impact of interest rate changes on future interest expense. See Note 6 - Debt for more information.
Net Income Per Share Attributable to Common Stockholders: We compute net income per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the Series A preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. In periods where the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders will be the same. Dilutive securities include Series A preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 13 - Net Income Per Share.
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

Index to Notes

that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
Recently Issued Accounting Standards: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”) Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to provide all the disclosures required by this standard and all existing segment disclosures required by Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the the chief operating decision maker (“CODM”), which is our chief executive officer (“CEO”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively. We are currently evaluating the impact of this standard to our consolidated financial statements.
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
(2) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended September 29, 2024:

Balance as of June 30, 2024	$833,888
Adjustments to preliminary fair values for prior year acquisitions	73
Balance as of September 29, 2024	$833,961
Intangible Assets:

	September 29, 2024			June 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$—	$—	$—	$9,900	$(9,900)	$—
Bowlero trade name	14,870	(1,802)	13,068	14,870	(614)	14,256
Other acquisition trade names	2,250	(1,226)	1,024	3,460	(2,276)	1,184
Customer relationships	4,055	(3,000)	1,055	24,185	(22,808)	1,377
Management contracts	300	(273)	27	1,800	(1,763)	37
Non-compete agreements	3,464	(1,691)	1,773	4,364	(2,395)	1,969
PBA member, sponsor & media relationships	1,200	(567)	633	1,400	(739)	661
Other intangible assets	754	(411)	343	921	(542)	379
	26,893	(8,970)	17,923	60,900	(41,037)	19,863
Indefinite-lived intangible assets:
Liquor licenses	12,418	—	12,418	12,418	—	12,418
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names	6,410	—	6,410	6,410	—	6,410
	27,188	—	27,188	27,188	—	27,188
	$54,081	$(8,970)	$45,111	$88,088	$(41,037)	$47,051

Index to Notes

The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended
	September 29, 2024	October 1, 2023
Amortization expense	$1,953	$1,781
(3) Property and Equipment
As of September 29, 2024 and June 30, 2024, property and equipment consists of:

	September 29, 2024	June 30, 2024
Land	$107,331	$108,442
Building and leasehold improvements	671,521	663,537
Equipment, software, furniture, and fixtures	635,560	630,280
Construction in progress	68,698	55,343
	1,483,110	1,457,602
Accumulated depreciation	(590,328)	(569,864)
Property and equipment, net of accumulated depreciation	$892,782	$887,738
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended
	September 29, 2024	October 1, 2023
Depreciation expense	$30,675	$25,460

Index to Notes

(4) Leases
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
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	September 29, 2024	October 1, 2023
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$4,428	$4,428
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	14,517	10,475
Percentage rental costs for locations (2)	Primarily Location operating costs	1,126	1,153
Equipment and other operating lease costs (3)	Primarily Location operating costs	1,951	1,491
Total Operating Lease Costs:		22,022	17,547

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	4,355	4,111
Interest expense	Interest expense, net	12,389	12,021
Total Finance Lease Costs:		16,744	16,132

Financing Obligation Costs:
Interest expense	Interest expense, net	10,115	106
Total Financing Obligation Costs:		10,115	106

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	18,696	14,964
Gains from modifications to operating leases	Other operating income, net	—	(499)
Other lease costs (5)	Primarily Location operating costs	205	1,747
Sublease income (6)	Revenues - Amusement & other	(1,212)	(1,304)
Total Other Costs, Net		17,689	14,908

Total Lease Costs, Net		$66,570	$48,693
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

Index to Notes

Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 29, 2024:

	Three Months Ended
	September 29, 2024	October 1, 2023
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$12,400	$15,393
Total cash paid for operating lease liabilities	12,400	15,393

Finance leases:
Operating cash flows paid for interest portion of finance leases	11,157	11,062
Financing cash flows paid for principal portion of finance leases	1,376	1,576
Total cash paid for finance lease liabilities	12,533	12,638

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	8,016	113
Financing cash flows paid for principal portion of finance obligations	5	—
Total cash paid for financing obligations:	8,021	113

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$32,954	$28,144
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)For the period ended September 29, 2024, total cash amounts within the above table include deferred repayments of $1,016 for operating leases and $2,191 for finance leases. For the period ended October 1, 2023, total cash amounts within the above table include deferred repayments of $1,091 for operating leases and $2,352 for finance leases. As of September 29, 2024, approximately $3,147 in deferred payments are remaining, which will be repaid on a monthly basis through December 31, 2024, and are included within our lease liabilities.
Supplemental balance sheet information related to leases as of September 29, 2024:

	Condensed Consolidated Balance Sheets Location	September 29, 2024	June 30, 2024
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$554,474	$559,168
Lease liabilities, Short-term	Operating lease liabilities, ST	28,811	28,460
Lease liabilities, Long-term	Operating lease liabilities, LT	567,209	561,916

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	520,218	524,392
Lease liabilities, Short-term	Other current liabilities	1,033	1,954
Lease liabilities, Long-term	Finance lease liabilities, LT	681,222	680,213

Financing Obligations:
Financing obligation, long-term	Other long-term liabilities	442,980	440,875
Lease incentive receivables from landlords of $6,690 and $15,311 as of September 29, 2024 and June 30, 2024, respectively, are reflected as a reduction of the operating and finance lease liability. The Company received $8,287 from

Index to Notes

landlords for lease incentives on operating leases and $334 for lease incentives on finance leases during the three months ended September 29, 2024. Lease incentives for operating leases are all recorded as operating cash inflows within the change in operating lease liabilities within our condensed consolidated statement of cash flows. The lease incentives received for finance leases are recorded as cash inflows for financing activities.
(5) Accounts Payable and Accrued Expenses
As of September 29, 2024 and June 30, 2024, accounts payable and accrued expenses consist of:

	September 29, 2024	June 30, 2024
Accounts payable	$47,067	$50,457
Customer Deposits	21,812	14,006
Taxes and licenses	19,369	17,840
Compensation	11,682	13,768
Deferred revenue	10,015	15,976
Interest	8,900	1,113
Insurance	7,843	7,401
Utilities	5,567	5,475
Professional fees	3,000	4,090
Other	10,767	5,658
Total accounts payable and accrued expenses	$146,022	$135,784
(6) Debt
The following table summarizes the Company’s debt structure as of September 29, 2024 and June 30, 2024:

	September 29, 2024	June 30, 2024
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.75% and 8.80% at September 29, 2024 and June 30, 2024, respectively)	$1,138,500	$1,138,500
Other Equipment Loans	13,451	13,700
	1,151,951	1,152,200
Less:
Unamortized financing costs	(12,704)	(13,514)
Current portion of unamortized financing costs	3,435	3,361
Current maturities of long-term debt	(12,541)	(12,524)
Total long-term debt	$1,130,141	$1,129,523
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,138,500 of aggregate initial principal amount of debt outstanding (the “Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875, which began on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of September 29, 2024, the interest period is one month.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of September 29, 2024, the Revolver commitment is $335,000, which was increased by $50,000 in connection with the Company entering into the Eleventh Amendment to the First Lien Credit Agreement on August 23, 2024. Any outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
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

Index to Notes

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
Letters of Credit:    Outstanding standby letters of credit as of September 29, 2024 and June 30, 2024 totaled $18,584 and $15,834, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of September 29, 2024.
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
The fair value of the collar agreements as of September 29, 2024 and June 30, 2024 was a liability of $278 and an asset of $696, respectively, and is included within the condensed consolidated balance sheets.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the statement of income.
(7) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the three months ended September 29, 2024 was (75)%, which differs from the US federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, permanent differences, and other discrete tax items. The Company’s effective tax rate for the three months ended October 1, 2023 was (113)% tax benefit and differs from the US federal statutory rate of 21% due to income recognized in the period for book purposes associated with the change in fair value of the earnout liability which is treated as a discrete tax item and not included as taxable income.
(8) Commitments and Contingencies
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
(9) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of September 29, 2024 and June 30, 2024.
The outstanding unvested earnout shares will vest if the closing share price of Bowlero’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 41,364 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity

Index to Notes

compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 10 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the period ended September 29, 2024 and October 1, 2023.
(10) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of September 29, 2024 and June 30, 2024 are as follows:

	September 29, 2024	June 30, 2024
Carrying value	$1,151,951	$1,152,200
Fair value	1,151,951	1,152,200
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three months ended September 29, 2024 and the fiscal year ended June 30, 2024.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of September 29, 2024 and June 30, 2024:

	September 29, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$278	$—	$278
Earnout shares	—	—	88,741	88,741
Total liabilities	$—	$278	$88,741	$89,019

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$696	$—	$696
Total assets	$—	$696	$—	$696

Earnout shares	$—	$—	$137,636	$137,636
Total liabilities	$—	$—	$137,636	$137,636

Index to Notes

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of September 29, 2024 were as follows:

Earnout
Expected term in years	2.21
Expected volatility	50%
Risk-free interest rate	3.54%
Stock price	$11.80
Dividend yield	1.86%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023
Balance as of beginning of period	$137,636	$112,041
Issuances	26	5
Changes in fair value	(48,921)	(40,682)
Balance as of end of period	$88,741	$71,364
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.
(11) Common Stock, Preferred Stock and Stockholders’ Equity
The Company is authorized to issue three classes of stock to be designated, respectively, Class A common stock, Class B common stock (together with Class A common stock, the “Common Stock”) and Series A preferred stock (the “Preferred Stock”). The total number of shares of capital stock which the Company shall have authority to issue is 2,400,000,000, divided into the following:
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of September 29, 2024 and June 30, 2024.
•Issued and Outstanding: 88,448,835 shares (inclusive of 1,582,805 shares contingent on certain stock price thresholds but excluding 34,773,489 shares held in treasury) as of September 29, 2024 and 88,854,487 shares (inclusive of 1,584,805 shares contingent on certain stock price thresholds but excluding 34,071,295 shares held in treasury) as of June 30, 2024.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of September 29, 2024 and June 30, 2024.
•Issued and Outstanding: 58,519,437 shares as of September 29, 2024 and June 30, 2024.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of September 29, 2024 and June 30, 2024.
•Issued and Outstanding: 117,087 and 120,387 shares as of September 29, 2024 and June 30, 2024, respectively.

Index to Notes

Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the three months ended September 29, 2024, no accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind. For the period ended September 29, 2024, dividends in the amount of $1,685 were accumulated on the Preferred Stock.
During the three months ended September 29, 2024, 3,300 shares of Series A Preferred Stock were converted into 269,886 shares of Class A Common Stock. All of the shares of converted Series A Preferred Stock were then cancelled in accordance with the Preferred Stock Certificate of Designations.
Stock Dividend
Common stock dividends paid during the three months ended September 29, 2024 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 5, 2024	August 23, 2024	September 6, 2024	$8,552
(1)Amount includes dividends paid to holders of Series A preferred stock on an as-converted basis.
On November 4, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of common stock, which will be paid on December 6, 2024, to stockholders of record on November 22, 2024.
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
As of September 29, 2024, the remaining balance of the repurchase program was $156,715. For the three months ended September 29, 2024, 702,194 shares of Class A common stock were repurchased for a total of $7,646, for an average purchase price per share of $10.89.
(12) Share-Based Compensation
The Company has two stock plans: the Bowlero Corp. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Bowlero Corp. Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.
As of September 29, 2024 and June 30, 2024, the total compensation cost not yet recognized is as follows:

Index to Notes

	Award Plan	September 29, 2024	June 30, 2024
Stock options	2021 Plan	$16,555	$19,416
Service based RSUs	2021 Plan	4,786	5,395
Market and service based RSUs	2021 Plan	346	502
Earnout RSUs	2021 Plan	151	168
ESPP	ESPP	225	319
Total unrecognized compensation cost		$22,063	$25,800
Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended September 29, 2024 and October 1, 2023 is as follows:

		Three Months Ended
	Award Plan	September 29, 2024	October 1, 2023
Stock options	2021 Plan	$2,763	$669
Service based RSUs	2021 Plan	1,078	914
Market and service based RSUs	2021 Plan	120	170
Earnout RSUs	2021 Plan	8	20
Other stock-based awards	2021 Plan	440	—
ESPP	ESPP	94	138
Total share-based compensation expense		$4,503	$1,911
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(13) Net Income Per Share
The computation of basic and diluted net income per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended
	September 29, 2024			October 1, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income allocated to common stockholders	$11,724	$7,864	$19,588	$9,465	$5,743	$15,208

Denominator
Weighted-average shares outstanding	87,247,342	58,519,437	145,766,779	100,160,503	60,768,888	160,929,391

Net income per share, basic	$0.13	$0.13	$0.13	$0.09	$0.09	$0.09

	Three Months Ended
	September 29, 2024			October 1, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income allocated to common stockholders	$11,724	$7,864	$19,588	$9,465	$5,743	$15,208

Denominator
Weighted-average shares outstanding	87,247,342	58,519,437	145,766,779	100,160,503	60,768,888	160,929,391
Impact of incremental shares	2,699,084	6,491,521	9,190,605	2,517,655	5,456,462	7,974,117
Total	89,946,426	65,010,958	154,957,384	102,678,158	66,225,350	168,903,508

Net income per share, diluted	$0.13	$0.12	$0.13	$0.09	$0.09	$0.09

The impact from incremental shares for our diluted per share calculation is as follows:

	Three Months Ended
	September 29, 2024			October 1, 2023
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	716,330	—	716,330	695,826	—	695,826
Market and service based RSUs	185,925	—	185,925	226,425	—	226,425
Stock options	1,687,739	6,491,521	8,179,260	1,462,885	5,456,462	6,919,347
ESPP	109,090	—	109,090	132,519	—	132,519
Total	2,699,084	6,491,521	9,190,605	2,517,655	5,456,462	7,974,117

Index to Notes

(14) Supplemental Cash Flow Information

	September 29, 2024	October 1, 2023
Cash paid during the period for:
Interest (1)	$37,254	$36,651
Income taxes, net of refunds	657	28
Noncash investing and financing transactions:
Capital expenditures in accounts payable	21,645	24,313
Change in fair value of interest rate swap, net of tax	(709)	(340)
Unsettled trade payable	—	8,329
Excise tax	73	1,312
(1)    Includes cash paid for the interest portion on finance leases and financing obligations. See Note 4 - Leases for supplementary information relating to leasing transactions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Bowlero Corp.’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (“SEC”) on September 5, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Bowlero” are intended to mean the business and operations of Bowlero Corp. and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
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

Index to Notes

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause our actual results to differ include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
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
Recent Developments
Bowlero’s results for the three months ended September 29, 2024 exhibited the expected total revenue growth and shift of focus to internal initiatives while also increasing liquidity in anticipation of what we believe will be an increased acquisition environment during the 2025 fiscal year to further diversify our location based entertainment offerings. To highlight the Company’s recent activity during the three months ended September 29, 2024:
•We reported total revenue growth of 14%, which was propelled by our successful Summer Pass promotion.
•We rolled out our enhanced food and beverage menus across our traditional locations all the way up to our premier locations.
•We increased our revolver commitment to $335,000 from $285,000.
•We continued progress on new build-outs with four in prime markets expected to open during the second quarter.
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
Results of Operations
Three Months Ended September 29, 2024 Compared to the Three Months Ended October 1, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the quarters presented below:

	Three Months Ended
	September 29, 2024	%(1)	October 1, 2023	%(1)	Change	% Change
Revenues
Bowling	$122,203	47%	$116,430	51%	$5,773	5%
Food & beverage	88,039	34%	74,913	33%	13,126	18%
Amusement & other	49,953	19%	36,062	16%	13,891	39%
Total revenues	260,195	100%	227,405	100%	32,790	14%

Costs and expenses
Location operating costs, excluding depreciation and amortization	86,228	33%	73,373	32%	12,855	18%
Location payroll and benefit costs	67,436	26%	63,054	28%	4,382	7%
Location food and beverage costs	20,530	8%	16,685	7%	3,845	23%
Selling, general and administrative expenses, excluding depreciation and amortization	34,811	13%	38,124	17%	(3,313)	(9)%
Depreciation and amortization	36,983	14%	31,352	14%	5,631	18%
Loss (gain) on impairment and disposal of fixed assets, net	1,472	1%	(1)	—%	1,473	*
Other operating income, net	(211)	—%	(538)	—%	327	(61)%
Total costs and expenses	247,249	95%	222,049	98%	25,200	11%

Operating income	12,946	5%	5,356	2%	7,590	*

Other (income) expenses
Interest expense, net	48,670	19%	37,449	16%	11,221	30%
Change in fair value of earnout liability	(48,921)	(19)%	(40,682)	(18)%	(8,239)	20%
Other expense	—	—%	53	—%	(53)	*
Total other income	(251)	—%	(3,180)	(1)%	2,929	(92)%

Income before income tax benefit	13,197	5%	8,536	4%	4,661	55%

Income tax benefit	(9,898)	(4)%	(9,683)	(4)%	(215)	2%
Net income	$23,095	9%	$18,219	8%	4,876	27%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended September 29, 2024, revenues totaled $260,195 and represented an increase of $32,790, or 14%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations and a slight increase in revenues on a same-store basis, which was slightly offset by a decrease in service fee revenue.
The following table summarizes our revenues on a same-store-basis for the quarter ended September 29, 2024 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	September 29, 2024	October 1, 2023	Change	% Change
Revenues on a same-store basis (1)	$217,523	$216,588	$935	—%
Revenues for media, new and closed locations	42,022	9,196	32,826	357%
Service fee revenue (2)	650	1,621	(971)	(60)%
Total revenues	$260,195	$227,405	$32,790	14%
(1) Revenues from 327 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the three months ended October 1, 2023, revenues from 312 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. The slight increase in same-store revenues during the quarter ended September 29, 2024 was primarily attributable to the strong consumer response to our Summer Pass offering, which also contributed to increased Food & beverage and Amusement & other revenue.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $12,855, or 18%. Increases in costs were in most areas and include supplies, repairs & maintenance, rent, property taxes, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements since late first quarter of fiscal 2024. For instance, the increase in rent primarily reflects the added operating leases from the Lucky Strike acquisition, which was a late first quarter of fiscal 2024 acquisition. Additionally, amusement costs increased as a result of a higher volume of redemption merchandise payouts as part of our effort to improve customer satisfaction. Location operating costs as a percent of revenues increased from 32% during the first quarter of fiscal 2024 to 33% during the first quarter of fiscal 2025, mainly due to the aforementioned costs increasing at a faster rate than revenues.
Location payroll and benefit costs: Location payroll and benefits costs consist of employee costs that directly support location operations. Location payroll and benefits costs increased $4,382, or 7%. The increase in location payroll and benefits reflects the additional staffing to support our added locations since late first quarter of fiscal 2024. Location payroll and benefits as a percent of revenues decreased from 28% during the first quarter of fiscal 2024 to 26% during the first quarter of fiscal 2025 due to efforts to optimize staffing levels at locations.
Location food & beverage costs: Location food & beverage costs increased $3,845, or 23%. The increase in location food & beverage costs is mainly attributable to increased sales volume. Location food & beverage costs as a percent of revenues increased from 7% during the first quarter of fiscal 2024 to 8% during the first quarter of fiscal 2025, due to the rollout of our new premium food and beverage options at our locations and an overall increase in food prices due to inflation.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $3,313 or 9%. The decrease is mainly attributable to a decrease in professional fees, which was partially offset by an increase in share-based compensation expense. The decrease in professional fees is mainly attributable to less acquisition activity as compared to the first quarter of fiscal 2024. The increase in share-based compensation expense is mainly attributable to less forfeiture activity as compared to the first quarter of fiscal 2024 coupled with other stock-based awards granted during the first quarter of fiscal 2025.
Depreciation and amortization: Depreciation and amortization increased $5,631 or 18%. The increase in depreciation and amortization reflects the added depreciable assets, finite-lived intangible assets, and finance leases through acquisitions and capital expenditures since the first quarter of fiscal 2024.

Index to Notes

Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $11,221, or 30%, to $48,670. The higher interest expense is primarily the result of an added financing obligation since the first quarter of fiscal 2024.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended September 29, 2024 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.
Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of 75% for the quarter ended September 29, 2024 was primarily attributed to the change in fair value of the earnout liability, permanent differences, and other discrete tax items.
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net income to Adjusted EBITDA for each reporting period:

	Three Months Ended
	September 29, 2024	October 1, 2023
Net income	$23,095	$18,219
Adjustments:
Interest expense	48,670	39,032
Income tax benefit	(9,898)	(9,683)
Depreciation and amortization	37,437	32,000
Loss (gain) on impairment, disposals, and other charges, net	1,472	(1)
Share-based compensation	4,503	1,911
Closed location EBITDA (1)	2,205	2,462
Transactional and other advisory costs (2)	3,259	8,398
Changes in the value of earnouts (3)	(48,921)	(40,682)
Other, net (4)	1,121	478
Adjusted EBITDA	$62,943	$52,134
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

Index to Notes

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
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new locations and upgrading and converting existing locations. We believe our financial position, generation of cash, available cash-on-hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. We also plan to use available cash-on-hand to fund our share repurchase program, which was implemented as a method to return value to our shareholders. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage, and potential borrowing restrictions imposed by our lenders. See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further information.
At September 29, 2024, we had approximately $38,448 of available cash and cash equivalents.
Three Months Ended September 29, 2024 Compared To the Three Months Ended October 1, 2023
The following compares the primary categories of the condensed consolidated statements of cash flows for the period ended September 29, 2024 and October 1, 2023:

	Three Months Ended		$ Change	% Change
(in thousands)	September 29, 2024	October 1, 2023
Net cash provided by operating activities	$29,413	$16,083	$13,330	83%
Net cash used in investing activities	(39,924)	(176,576)	136,652	(77)%
Net cash (used in) provided by financing activities	(17,806)	5,091	(22,897)	(450)%
Effect of exchange rate changes on cash	(207)	(143)	(64)	45%
Net change in cash and cash equivalents	$(28,524)	$(155,545)	$127,021	(82)%
During three months ended September 29, 2024, net cash provided from operations totaled $29,413, as compared to $16,083 during the same period of the prior fiscal year. The increase in cash provided by operating activities primarily reflects higher revenues coupled with the timing of cash rent payments and lease incentive receipts partially offset by an increase in interest expense.
Investing activities utilized $39,924, reflecting our capital expenditures, as well as location conversions and related capital expenditures. The higher level of cash used in investing activities during the prior period mainly reflects the heightened acquisition activity. We expect to continue to invest in accretive acquisitions in future periods as well as location upgrades and conversions.
Financing activities utilized $17,806, reflecting cash spent for the repurchase of treasury stock through our share repurchase program, cash dividends paid to shareholders and payments on financing leases and debt.
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

Index to Notes

Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended September 29, 2024.
Recently Issued Accounting Standards
See Note 1 - Description of Business and Significant Accounting Policies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $11,385 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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

Index to Notes

mitigate price volatility, we monitor price fluctuations and may adjust our prices accordingly, however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 29, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended September 29, 2024.
Part II
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 - Commitments and Contingencies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our securities made by us for the quarter ended September 29, 2024.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
July 1, 2024 to August 4, 2024	—	$—	—	$164,361
August 5, 2024 to September 1, 2024	215,479	11.01	215,479	161,988
September 2, 2024 to September 29, 2024	486,715	10.83	486,715	156,715
Total	702,194	$10.89	702,194
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).

Index to Notes

Item 6. Exhibits

Exhibit No.	Description
10.1
Eleventh Amendment, dated August 23, 2024, to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Bowlero Corp., Kingpin Intermediate Holdings LLC, as borrower, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Bowlero Corp.’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

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

BOWLERO CORP.

Date:	November 4, 2024	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)