Form 10-Q
period 2024-12-29
Lucky Strike Entertainment Corp
filed 2025-02-05
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40142

___________________________________
LUCKY STRIKE ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	98-1632024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7313 Bell Creek Road
Mechanicsville, Virginia	23111
(Address of Principal Executive Offices)	(Zip Code)
(804) 417-2000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	LUCK	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 84,477,211 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of January 29, 2025.

Index to Notes

i

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Consolidated Financial Statements

	December 29, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$80,755	$66,972
Accounts and notes receivable, net	6,102	6,757
Inventories, net	15,927	13,171
Prepaid expenses and other current assets	35,220	25,316
Assets held-for-sale	20	1,746
Total current assets	138,024	113,962

Property and equipment, net	935,854	887,738
Operating lease right of use assets	591,264	559,168
Finance lease right of use assets, net	516,144	524,392
Intangible assets, net	46,331	47,051
Goodwill	841,269	833,888
Deferred income tax asset	135,718	112,106
Other assets	35,381	35,730
Total assets	$3,239,985	$3,114,035

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$141,363	$135,784
Current maturities of long-term debt	10,278	9,163
Current obligations of operating lease liabilities	31,637	28,460
Other current liabilities	7,680	9,399
Total current liabilities	190,958	182,806

Long-term debt, net	1,275,757	1,129,523
Long-term obligations of operating lease liabilities	603,986	561,916
Long-term obligations of finance lease liabilities	680,622	680,213
Long-term financing obligations	445,027	440,875
Earnout liability	69,058	137,636
Other long-term liabilities	26,310	26,471
Deferred income tax liabilities	4,007	4,447
Total liabilities	3,295,725	3,163,887

Commitments and Contingencies (Note 9)

Index to Notes

	December 29, 2024	June 30, 2024
Temporary Equity
Series A preferred stock	$123,918	$127,410

Stockholders’ Deficit
Class A common stock	11	11
Class B common stock	6	6
Additional paid-in capital	504,830	510,675
Treasury stock, at cost	(430,851)	(385,015)
Accumulated deficit	(251,757)	(303,159)
Accumulated other comprehensive (loss) income	(1,897)	220
Total stockholders’ deficit	(179,658)	(177,262)
Total liabilities, temporary equity and stockholders’ deficit	$3,239,985	$3,114,035
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Revenues
Bowling	$138,967	$145,295	$261,170	$261,725
Food & beverage	110,902	111,192	198,941	186,105
Amusement & other	50,205	49,184	100,158	85,246
Total revenues	300,074	305,671	560,269	533,076

Costs and expenses
Location operating costs, excluding depreciation and amortization	82,694	78,837	168,922	152,210
Location payroll and benefit costs	70,876	77,742	138,312	140,796
Location food and beverage costs	23,225	23,920	43,755	40,605
Selling, general and administrative expenses, excluding depreciation and amortization	34,384	35,835	69,195	73,959
Depreciation and amortization	39,118	37,071	76,101	68,423
Loss on impairment and disposal of fixed assets, net	2,575	50	4,047	49
Other operating expense, net	329	2,739	118	2,201
Total costs and expenses	253,201	256,194	500,450	478,243

Operating income	46,873	49,477	59,819	54,833

Other (income) expenses
Interest expense, net	48,795	46,236	97,465	83,685
Change in fair value of earnout liability	(19,682)	64,091	(68,603)	23,409
Other expense	800	10	800	63
Total other expense	29,913	110,337	29,662	107,157

Income (loss) before income tax (benefit) expense	16,960	(60,860)	30,157	(52,324)

Income tax (benefit) expense	(11,347)	2,609	(21,245)	(7,074)
Net income (loss)	28,307	(63,469)	51,402	(45,250)

Series A preferred stock dividends	(2,240)	(1,963)	(4,454)	(3,925)
Earnings allocated to Series A preferred stock	(1,640)	—	(2,930)	—
Net income (loss) attributable to common stockholders	$24,427	$(65,432)	$44,018	$(49,175)

Net income (loss) per share attributable to Class A and B common stockholders
Basic	$0.17	$(0.44)	$0.30	$(0.32)
Diluted	$0.16	$(0.44)	$0.29	$(0.32)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	143,939,878	149,805,531	144,853,328	155,367,461
Diluted	152,957,223	149,805,531	154,228,643	155,367,461
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net income (loss)	$28,307	$(63,469)	$51,402	$(45,250)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	312	(3,110)	(397)	(3,450)
Foreign currency translation adjustment	(735)	666	(1,720)	179
Other comprehensive loss	(423)	(2,444)	(2,117)	(3,271)
Total comprehensive income (loss)	$27,884	$(65,913)	$49,285	$(48,521)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net income	—	—	—	—	—	—	—	—	—	18,219	—	18,219
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487)	(487)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,489	—	—	—	—	—	1,823	—	—	1,823
Repurchase of Class A common stock into Treasury stock	—	—	(12,131,185)	(1)	—	—	12,131,185	(132,662)	—	—	—	(132,663)
Balance, October 1, 2023	136,373	$144,329	97,850,605	$10	58,519,437	$6	23,443,487	$(268,063)	$507,935	$(201,440)	$3,325	$41,773
Net loss	—	—	—	—	—	—	—	—	—	(63,469)	—	(63,469)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	666	666
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(3,110)	(3,110)
Share-based compensation	—	—	330,846	—	—	—	—	—	4,099	—	—	4,099
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Repurchase of Class A common stock into Treasury stock	—	—	(7,516,855)	(1)	—	—	7,516,855	(80,962)	—	—	—	(80,963)
Balance, December 31, 2023	136,373	$144,329	90,664,596	$9	58,519,437	$6	30,960,342	$(349,025)	$508,065	$(264,909)	$881	$(104,973)

Index to Notes

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	(177,262)
Net income	—	—	—	—	—	—	—	—	—	23,095	—	23,095
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(985)	(985)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(709)	(709)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Share-based compensation	—	—	26,656	—	—	—	—	—	4,314	—	—	4,314
Cash dividends	—	—	—	—	—	—	—	—	(8,552)	—	—	(8,552)
Repurchase of Class A common stock into Treasury stock	—	—	(702,194)	—	—	—	702,194	(7,720)	—	—	—	(7,720)
Balance, September 29, 2024	117,087	$123,918	88,448,835	$11	58,519,437	$6	34,773,489	$(392,735)	$509,929	$(280,064)	$(1,474)	$(164,327)
Net income	—	—	—	—	—	—	—	—	—	28,307	—	28,307
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(735)	(735)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	312	312
Share-based compensation	—	—	317,374	—	—	—	—	—	3,374	—	—	3,374
Cash dividends	—	—	—	—	—	—	—	—	(8,473)	—	—	(8,473)
Repurchase of Class A common stock into Treasury stock	—	—	(3,334,976)	—	—	—	3,334,976	(38,116)	—	—	—	(38,116)
Balance, December 29, 2024	117,087	$123,918	85,431,233	$11	58,519,437	$6	38,108,465	$(430,851)	$504,830	$(251,757)	$(1,897)	$(179,658)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 29, 2024	December 31, 2023
Operating activities
Net income (loss)	$51,402	$(45,250)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,101	68,423
Loss on impairment and disposal of fixed assets, net	4,047	49
Income from equity method investment	(136)	(160)
Amortization of deferred financing costs	1,772	1,715
Non-cash interest expense on finance lease obligation	5,699	3,709
Reduction of operating lease right of use assets	17,893	16,586
Non-cash portion of gain on lease modification	—	(499)
Deferred income taxes	(22,013)	(7,099)
Share-based compensation	9,167	5,600
Distributions from equity method investments	127	147
Change in fair value of earnout liability	(68,603)	23,409
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	1,197	(3,784)
Inventories	(2,014)	(2,108)
Prepaids, other current assets and other assets	(7,228)	(4,146)
Accounts payable and accrued expenses	9,601	27,600
Operating lease liabilities	(4,543)	(14,140)
Other current liabilities	(3,844)	(312)
Other long-term liabilities	(478)	1,459
Net cash provided by operating activities	68,147	71,199

Investing activities
Purchases of property and equipment	(92,005)	(113,587)
Purchases of intangible assets	—	(259)
Proceeds from sale of property and equipment	1,655	—
Proceeds from sale of intangibles	—	65
Acquisitions, net of cash acquired	(42,864)	(132,885)
Net cash used in investing activities	(133,214)	(246,666)

Index to Notes

	Six Months Ended
	December 29, 2024	December 31, 2023
Financing activities
Repurchase of Class A common stock into Treasury stock	$(45,420)	$(218,669)
Proceeds from share issuance	—	1,274
Payments for tax withholdings on share-based compensation	(1,454)	(925)
Payment of cash dividends	(17,024)	(3,969)
Payment of long-term debt	(3,380)	(6,525)
Proceeds from Incremental Term Loan	150,000	—
Payment on finance leases	(3,117)	(3,177)
Proceeds on finance leases	417	—
Proceeds from Revolver draws	110,000	175,000
Payoff from Revolver draws	(110,000)	(175,000)
Proceeds from sale-leaseback financing	—	408,510
Payment of deferred financing costs	(923)	(6,781)
Net cash provided by financing activities	79,099	169,738

Effect of exchange rates on cash	(249)	51

Net increase (decrease) in cash and cash equivalents	13,783	(5,678)
Cash and cash equivalents at beginning of period	66,972	195,633
Cash and cash equivalents at end of period	$80,755	$189,955
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Index For Notes to Condensed Consolidated Financial Statements (Unaudited)

Index to Notes

Lucky Strike Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1) Description of Business and Significant Accounting Policies
Lucky Strike Entertainment Corporation, a Delaware corporation, and its subsidiaries (referred to herein as, the “Company”, “Lucky Strike Entertainment”, “Lucky Strike”, “we,” “us” and “our”) is one of the world’s premier operators of location-based entertainment. Effective December 12, 2024, the company changed its name from Bowlero Corporation to Lucky Strike Entertainment Corporation and its stock ticker symbol changed from NYSE: BOWL to NYSE: LUCK, further emphasizing the brand’s evolution and commitment to offering a broader range of entertainment experiences, expanding beyond traditional bowling and positioning Lucky Strike Entertainment as a premier entertainment destination.
The Company operates location-based entertainment venues under different brand names. Our AMF and Bowl America branded locations are traditional bowling centers, while the Bowlero and Lucky Strike branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded locations are more upscale and some Bowlero branded locations are more traditional. The Company also operates other forms of location-based entertainment, such as Octane Raceway, Raging Waves water park, and Boomers Parks (inclusive of Big Kahuna’s water park). All of our locations, regardless of branding, are managed in a fully integrated and consistent basis because all of our locations are in the same business of operating location-based entertainment.
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
Change in Presentation: In the first quarter of fiscal year 2025, the Company made a change to its condensed consolidated statements of operations presentation in order to enhance our disclosures by disaggregating previously combined revenues and costs of revenues, reclassifying depreciation and amortization to be a separate financial statement line item, and reclassifying certain amounts to selling, general, and administrative expenses. The change in presentation will enhance the comparability of our financial statements with industry peers and present a more detailed picture of our operations. Certain prior period amounts in the condensed consolidated statements of operations have been reclassified to conform with the current period presentation. The reclassifications made had no impact to revenue, income (loss) from operations, net income (loss), earnings (loss) per share, retained earnings or other components of equity or net assets.
Principles of Consolidation: The condensed consolidated financial statements and related notes include the accounts of Lucky Strike and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity. We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Index to Notes

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
Equity Method Investments: The aggregate carrying amounts of our equity method investments was $25,843 and $25,848 as of December 29, 2024 and June 30, 2024, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
The interest rate collar agreements effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to include a cap and floor, thus reducing the impact of interest rate changes on future interest expense. See Note 7 - Debt for more information.
Net Income (loss) Per Share Attributable to Common Stockholders: We compute net income (loss) per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the Series A preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. In periods where the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders will be the same. Dilutive securities include Series A preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 14 - Net Income (Loss) Per Share.
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

Index to Notes

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
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard to our consolidated financial statements.
(2) Business Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions, which can be either business combinations or asset purchases, that strategically fit within the Company’s overall growth strategy in order to expand our market share in key geographic areas and to improve our ability to leverage our fixed costs.
2025 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the six months ended December 29, 2024, the Company had two acquisitions in which we acquired eight locations for a total consideration of $42,864. The Company is still in the process of finalizing its valuation analyses for the acquisitions. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the respective acquisition dates.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses during the six months ended December 29, 2024 using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$3,688
Assets held for sale (1)	16,318
Property and equipment	35,117
Operating lease ROU	44,748
Identifiable intangible assets	3,022
Goodwill	7,308
Deferred income tax asset	1,458
Other assets	633
Total assets acquired	$112,292

Current liabilities	$(7,787)
Liabilities held for sale (1)	(15,698)
Operating lease liabilities	(44,860)
Other liabilities	(1,083)
Total liabilities assumed	(69,428)
Total fair value, net of cash of $417	$42,864

Components of consideration transferred
Cash	$42,864
Total	$42,864
(1)Certain acquired assets and assumed liabilities were designated as held for sale as of the acquisition date and sold during the six months ended December 29, 2024.
(3) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the period ended December 29, 2024:

Balance as of June 30, 2024	$833,888
Goodwill resulting from acquisitions during fiscal year 2025	7,308
Adjustments to preliminary fair values for prior year acquisitions	73
Balance as of December 29, 2024	$841,269

Index to Notes

Intangible Assets:

	December 29, 2024			June 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$—	$—	$—	$9,900	$(9,900)	$—
Bowlero trade name	14,870	(2,990)	11,880	14,870	(614)	14,256
Other acquisition trade names	2,250	(1,146)	1,104	3,460	(2,276)	1,184
Customer relationships	4,055	(2,967)	1,088	24,185	(22,808)	1,377
Management contracts	300	(279)	21	1,800	(1,763)	37
Non-compete agreements	3,464	(1,737)	1,727	4,364	(2,395)	1,969
PBA member, sponsor & media relationships	1,200	(595)	605	1,400	(739)	661
Other intangible assets	754	(448)	306	921	(542)	379
	26,893	(10,162)	16,731	60,900	(41,037)	19,863
Indefinite-lived intangible assets:
Liquor licenses	12,830	—	12,830	12,418	—	12,418
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names	8,410	—	8,410	6,410	—	6,410
	29,600	—	29,600	27,188	—	27,188
	$56,493	$(10,162)	$46,331	$88,088	$(41,037)	$47,051
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Amortization expense	$1,801	$1,760	$3,754	$3,541
(4) Property and Equipment
As of December 29, 2024 and June 30, 2024, property and equipment consists of:

	December 29, 2024	June 30, 2024
Land(1)	$118,378	$108,442
Building and leasehold improvements	729,465	663,537
Equipment, software, furniture, and fixtures	670,755	630,280
Construction in progress	29,730	55,343
	1,548,328	1,457,602
Accumulated depreciation	(612,474)	(569,864)
Property and equipment, net of accumulated depreciation	$935,854	$887,738
(1) Includes the 66 acres of land adjacent to Raging Waves water park that was purchased on December 16, 2024 for $9,400.

The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Depreciation expense	$32,958	$30,932	$63,633	$56,392

Index to Notes

(5) Leases
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
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended		Six Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$4,428	$4,428	$8,856	$8,856
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	15,779	13,619	30,296	24,094
Percentage rental costs for locations (2)	Primarily Location operating costs	1,931	2,233	3,057	3,386
Equipment and other operating lease costs (3)	Primarily Location operating costs	(1,043)	2,373	908	3,864
Total Operating Lease Costs:		21,095	22,653	43,117	40,200

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	4,359	4,379	8,714	8,490
Interest expense	Interest expense, net	12,398	12,467	24,787	24,488
Total Finance Lease Costs:		16,757	16,846	33,501	32,978

Financing Obligation Costs:
Interest expense	Interest expense, net	10,163	8,138	20,278	8,244
Total Financing Obligation Costs:		10,163	8,138	20,278	8,244

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	19,661	14,194	38,357	29,158
Gains from modifications to operating leases	Other operating expense, net	—	—	—	(499)
Other lease costs (5)	Primarily Location operating costs	64	1,774	269	3,521
Sublease income (6)	Revenues - Amusement & other	(1,188)	(1,324)	(2,400)	(2,628)
Total Other Costs, Net		18,537	14,644	$36,226	$29,552

Total Lease Costs, Net		$66,552	$62,281	$133,122	$110,974
(1)Operating lease costs includes both cash and non-cash expenses for operating leases. The operating lease costs associated with our locations are recognized evenly over the lease term, therefore, the timing of the expense may differ from the timing of actual cash payments. Cash payments and lease costs can differ due to (a) the timing of cash payments relative to the level expense, (b)

Index to Notes

non-cash adjustments as a result of purchase accounting, and (c) various other non-cash adjustments to lease costs. Please see the table below for cash paid for amounts included within our lease liabilities.
(2)Percentage rental costs for our locations primarily represents leases where we pay an extra rental amount based on a percentage of revenue in excess of predetermined revenue thresholds.
(3)Equipment and other operating lease costs primarily represents operating leases costs for equipment leases, common area maintenance charges, rent relief from the impacts of COVID-19, and other variable lease costs for operating leases where the lease payments escalate based on an index or rate.
(4)Variable occupancy costs primarily represents utilities, property insurance, and real estate taxes.
(5)Other lease costs primarily includes short-term lease costs and other variable payments for various equipment leases.
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 29, 2024:

	Six Months Ended
	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$33,059	$31,690
Total cash paid for operating lease liabilities	33,059	31,690

Finance leases:
Operating cash flows paid for interest portion of finance leases	23,213	22,398
Financing cash flows paid for principal portion of finance leases	3,108	3,165
Total cash paid for finance lease liabilities	26,321	25,563

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	16,135	6,610
Financing cash flows paid for principal portion of finance obligations	9	—
Total cash paid for financing obligations:	16,144	6,610

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$75,524	$63,863
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)For the period ended December 29, 2024, total cash amounts within the above table include deferred repayments of $2,013 for operating leases and $4,341 for finance leases. For the period ended December 31, 2023, total cash amounts within the above table include deferred repayments of $2,162 for operating leases and $4,663 for finance leases. As of December 29, 2024, there were no deferred payments remaining.

Index to Notes

Supplemental balance sheet information related to leases as of December 29, 2024:

	Condensed Consolidated Balance Sheets Location	December 29, 2024	June 30, 2024
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$591,264	$559,168
Lease liabilities, Short-term	Operating lease liabilities, ST	31,637	28,460
Lease liabilities, Long-term	Operating lease liabilities, LT	603,986	561,916

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	516,144	524,392
Lease liabilities, Short-term	Other current liabilities	1,010	1,954
Lease liabilities, Long-term	Finance lease liabilities, LT	680,622	680,213

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	445,027	440,875
Lease incentive receivables from landlords of $6,505 and $15,311 as of December 29, 2024 and June 30, 2024, respectively, are reflected as a reduction of the operating and finance lease liability. The Company received $8,389 from landlords for lease incentives on operating leases and $417 for lease incentives on finance leases during the six months ended December 29, 2024. Lease incentives for operating leases are all recorded as operating cash inflows within the change in operating lease liabilities within our condensed consolidated statement of cash flows. The lease incentives received for finance leases are recorded as cash inflows for financing activities.
(6) Accounts Payable and Accrued Expenses
As of December 29, 2024 and June 30, 2024, accounts payable and accrued expenses consist of:

	December 29, 2024	June 30, 2024
Accounts payable	$31,675	$50,457
Customer Deposits	25,443	14,006
Taxes and licenses	17,022	17,840
Compensation	12,850	13,768
Deferred revenue	12,697	15,976
Insurance	10,115	7,401
Interest	8,672	1,113
Utilities	4,121	5,475
Professional fees	3,096	4,090
Other	15,672	5,658
Total accounts payable and accrued expenses	$141,363	$135,784

Index to Notes

(7) Debt
The following table summarizes the Company’s debt structure as of December 29, 2024 and June 30, 2024:

	December 29, 2024	June 30, 2024
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 8.07% and 8.80% at December 29, 2024 and June 30, 2024, respectively)	$1,285,625	$1,138,500
Other Equipment Loans	13,195	13,700
	1,298,820	1,152,200
Less:
Unamortized financing costs	(12,785)	(13,514)
Current portion of unamortized financing costs	3,797	3,361
Current maturities of long-term debt	(14,075)	(12,524)
Total long-term debt	$1,275,757	$1,129,523
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,150,000 of aggregate initial principal amount of debt outstanding (the “Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875, which began on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of December 29, 2024, the interest period is one month.
On December 17, 2024, the Company entered into a Twelfth Amendment (the “Twelfth Amendment”) to the First Lien Credit Agreement. The Twelfth Amendment provided for an incremental term loan in the amount of $150,000. In addition, the Twelfth Amendment increased the quarterly principal payments beginning on December 31, 2024 from $2,875 to $3,255. Proceeds from the Twelfth Amendment were used to repay all amounts outstanding on the Revolver and for general corporate purposes. The Company accounted for this transaction as a debt modification, which was not substantial. Therefore, the Company did not incur any gain or loss relating to the modification.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of December 29, 2024, the Revolver commitment is $335,000, which was increased by $50,000 in connection with the Company entering into an Eleventh Amendment to the First Lien Credit Agreement on August 23, 2024. Any outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
First Lien Credit Agreement Covenants: Obligations owed under the First Lien Credit Agreement are secured by a first priority security interest on substantially all assets of Lucky Strike. and the guarantor subsidiaries. The First Lien Credit Agreement contains customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants. The Company is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if amounts outstanding on the Revolver exceed an amount equal to 35% of the aggregate Revolver commitment (subject to certain exclusions) at the end of such fiscal quarter. In addition, payment of borrowings under the Revolver may be accelerated if there is an event of default, and Lucky Strike would no longer be permitted to borrow additional funds under the Revolver while a default or event of default were outstanding.
Letters of Credit:    Outstanding standby letters of credit as of December 29, 2024 and June 30, 2024 totaled $18,584 and $15,834, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of December 29, 2024.
Interest rate collars: The Company entered into two interest rate collars effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The hedge transactions have a trade and hedge designation date of April 4, 2023. The

Index to Notes

hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
The fair value of the collar agreements as of December 29, 2024 and June 30, 2024 was an asset of $151 and $696, respectively, and is included within the condensed consolidated balance sheets.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the condensed consolidated statement of operations.
(8) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the six months ended December 29, 2024 was (70)%, which differs from the US federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, permanent differences, and other discrete tax items. The Company’s effective tax rate for the six months ended December 31, 2023 was 14% tax benefit and differs from the US federal statutory rate of 21% due to income recognized in the period for book purposes associated with the change in fair value of the earnout liability which is treated as a discrete tax item and not included as taxable income.
(9) Commitments and Contingencies
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
(10) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of December 29, 2024 and June 30, 2024.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 41,364 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 11 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the period ended December 29, 2024 and December 31, 2023.
(11) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of December 29, 2024 and June 30, 2024 are as follows:

	December 29, 2024	June 30, 2024
Carrying value	$1,298,820	$1,152,200
Fair value	1,303,641	1,152,200
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).

Index to Notes

There were no transfers in or out of any of the levels of the valuation hierarchy during the six months ended December 29, 2024 and the fiscal year ended June 30, 2024.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of December 29, 2024 and June 30, 2024:

	December 29, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$151	$—	$151
Total assets	$—	$151	$—	$151

Earnout shares	$—	$—	$69,058	$69,058
Total liabilities	$—	$—	$69,058	$69,058

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$696	$—	$696
Total assets	$—	$696	$—	$696

Earnout shares	$—	$—	$137,636	$137,636
Total liabilities	$—	$—	$137,636	$137,636

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of December 29, 2024 were as follows:

Earnout
Expected term in years	1.96
Expected volatility	50%
Risk-free interest rate	4.31%
Stock price	$10.78
Dividend yield	2.04%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three and six months ended December 29, 2024 and December 31, 2023:

	Three Months Ended			Six Months Ended
	December 29, 2024		December 31, 2023	December 29, 2024	December 31, 2023
Balance as of beginning of period		$88,741	$71,364	$137,635	$112,041
Issuances	—		24	26	29
Changes in fair value	*	(19,683)	64,091	(68,603)	23,409
Balance as of end of period		$69,058	$135,479	$69,058	$135,479
*Amount has been adjusted due to rounding.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.

Index to Notes

(12) Common Stock, Preferred Stock and Stockholders’ Equity
The Company is authorized to issue three classes of stock to be designated, respectively, Class A common stock, Class B common stock (together with Class A common stock, the “Common Stock”) and Series A preferred stock (the “Preferred Stock”). The total number of shares of capital stock which the Company shall have authority to issue is 2,400,000,000, divided into the following:
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of December 29, 2024 and June 30, 2024.
•Issued and Outstanding: 85,431,233 shares (inclusive of 1,582,805 shares contingent on certain stock price thresholds but excluding 38,108,465 shares held in treasury) as of December 29, 2024 and 88,854,487 shares (inclusive of 1,584,805 shares contingent on certain stock price thresholds but excluding 34,071,295 shares held in treasury) as of June 30, 2024.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of December 29, 2024 and June 30, 2024.
•Issued and Outstanding: 58,519,437 shares as of December 29, 2024 and June 30, 2024.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of December 29, 2024 and June 30, 2024.
•Issued and Outstanding: 117,087 and 120,387 shares as of December 29, 2024 and June 30, 2024, respectively.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the six months ended December 29, 2024, no accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind. For the six months ended December 29, 2024, dividends in the amount of $3,389 were accumulated on the Preferred Stock.
During the six months ended December 29, 2024, 3,300 shares of Series A Preferred Stock were converted into 269,886 shares of Class A Common Stock. All of the shares of converted Series A Preferred Stock were then cancelled in accordance with the Preferred Stock Certificate of Designations.
Stock Dividend
Common stock dividends paid during the six months ended December 29, 2024 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 5, 2024	August 23, 2024	September 6, 2024	$8,552
November 4, 2024	November 22, 2024	December 6, 2024	8,411
			$16,963
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts paid for accrued dividends on previously unvested share-based awards or amounts accrued for currently unvested share-based awards.
On February 5, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of common stock, which will be paid on March 7, 2025, to stockholders of record on February 21, 2025.

Index to Notes

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
As of December 29, 2024, the remaining balance of the repurchase program was $118,941. For the six months ended December 29, 2024, 4,037,170 shares of Class A common stock were repurchased for a total of $45,420, for an average purchase price per share of $11.25.
(13) Share-Based Compensation
The Company has two stock plans: the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (“2021 Plan”) and the Lucky Strike Entertainment Corporation Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.
As of December 29, 2024 and June 30, 2024, the total compensation cost not yet recognized is as follows:

	Award Plan	December 29, 2024	June 30, 2024
Stock options	2021 Plan	$16,360	$19,416
Service based RSUs	2021 Plan	7,087	5,395
Market and service based RSUs	2021 Plan	7,485	502
Earnout RSUs	2021 Plan	127	168
ESPP	ESPP	—	319
Total unrecognized compensation cost		$31,059	$25,800
Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended December 29, 2024 and December 31, 2023 is as follows:

		Three Months Ended		Six Months Ended
	Award Plan	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Stock options	2021 Plan	$2,762	$2,495	$5,526	$3,164
Service based RSUs	2021 Plan	1,299	949	2,376	1,863
Market and service based RSUs	2021 Plan	524	141	644	311
Earnout RSUs	2021 Plan	16	15	24	35
Other stock-based awards	2021 Plan	—	—	440	—
ESPP	ESPP	63	89	157	227
Total share-based compensation expense		$4,664	$3,689	$9,167	$5,600
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(14) Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share of Class A common stock and Class B common stock is as follows:

	Three Months Ended - Basic
	December 29, 2024			December 31, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$14,496	$9,931	$24,427	$(39,872)	$(25,560)	$(65,432)

Denominator
Weighted-average shares outstanding	85,420,441	58,519,437	143,939,878	91,286,094	58,519,437	149,805,531

Net income (loss) per share, basic	$0.17	$0.17	$0.17	$(0.44)	$(0.44)	$(0.44)

	Three Months Ended - Diluted
	December 29, 2024			December 31, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to stockholders	14,496	9,931	24,427	(39,872)	(25,560)	(65,432)

Denominator
Weighted-average shares outstanding	85,420,441	58,519,437	143,939,878	91,286,094	58,519,437	149,805,531
Impact of incremental shares	3,063,361	5,953,984	9,017,345	*	*	*
Total	88,483,802	64,473,421	152,957,223	91,286,094	58,519,437	149,805,531

Net income (loss) per share, diluted	$0.16	$0.15	$0.16	$(0.44)	$(0.44)	$(0.44)

Anti-dilutive shares excluded from diluted calculation*						18,837,614
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

	Six Months Ended - Basic
	December 29, 2024			December 31, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$26,235	$17,783	$44,018	$(30,298)	$(18,877)	$(49,175)

Denominator
Weighted-average shares outstanding	86,333,891	58,519,437	144,853,328	95,723,299	59,644,162	155,367,461

Net income (loss) per share, basic	$0.30	$0.30	$0.30	$(0.32)	$(0.32)	$(0.32)

Index to Notes

	Six Months Ended - Diluted
	December 29, 2024			December 31, 2023
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to stockholders	26,235	17,783	44,018	(30,298)	(18,877)	(49,175)

Denominator
Weighted-average shares outstanding	86,333,891	58,519,437	144,853,328	95,723,299	59,644,162	155,367,461
Impact of incremental shares	3,145,383	6,229,932	9,375,315	*	*	*
Total	89,479,274	64,749,369	154,228,643	95,723,299	59,644,162	155,367,461

Net income (loss) per share, diluted	$0.29	$0.27	$0.29	$(0.32)	$(0.32)	$(0.32)

Anti-dilutive shares excluded from diluted calculation*						18,772,390
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.
The impact from incremental shares for our diluted per share calculation is as follows:

	Three Months Ended
	December 29, 2024			December 31, 2023
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	802,501	—	802,501	465,128	—	465,128
Market and service based RSUs	510,861	—	510,861	219,225	—	219,225
Stock options	1,601,964	5,953,984	7,555,948	1,456,756	5,441,659	6,898,415
ESPP	148,035	—	148,035	—	—	—
Series A Preferred Stock	—	—	—	11,254,846	—	11,254,846
Total	3,063,361	5,953,984	9,017,345	13,395,955	5,441,659	18,837,614

	Six Months Ended
	December 29, 2024			December 31, 2023
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	802,501	—	802,501	465,128	—	465,128
Market and service based RSUs	510,861	—	510,861	219,225	—	219,225
Stock options	1,683,986	6,229,932	7,913,918	1,458,739	5,449,066	6,907,805
ESPP	148,035	—	148,035	—	—	—
Series A Preferred Stock	—	—	—	11,180,232	—	11,180,232
Total	3,145,383	6,229,932	9,375,315	13,323,324	5,449,066	18,772,390

Index to Notes

(15) Supplemental Cash Flow Information

	December 29, 2024	December 31, 2023
Cash paid during the period for:
Interest (1)	$83,344	$81,940
Income taxes, net of refunds	1,814	2,424
Noncash investing and financing transactions:
Capital expenditures in accounts payable	14,977	19,885
Change in fair value of interest rate swap, net of tax	(397)	(3,450)
Excise tax	415	2,073
(1)    Includes cash paid for the interest portion on finance leases and financing obligations. See Note 5 - Leases for supplementary information relating to leasing transactions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Lucky Strikes Entertainment’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (“SEC”) on September 5, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Lucky Strike” are intended to mean the business and operations of Lucky Strike Entertainment and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial of Lucky Strike. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our business strategy, financial projections, anticipated growth and market opportunities.
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
Overview
Lucky Strike Entertainment is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. The Company also operates other forms of location-based entertainment, such as Octane Raceway, Raging Waves water park, and Boomers Parks (inclusive of Big Kahuna’s water park).
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, the opening of new locations and acquisitions.
Recent Developments
Lucky Strike’s results for the six months ended December 29, 2024 exhibited the expected total revenue growth and shift of focus to internal initiatives while also increasing liquidity in anticipation of what we believe will be an increased acquisition environment during the 2025 fiscal year to further diversify our location based entertainment offerings. To highlight the Company’s recent activity during the six months ended December 29, 2024:
•We reported total revenue growth of 5% despite an unfavorable calendar shift.
•We effected the rebranding of the Company from Bowlero to Lucky Strike Entertainment.
•We completed and opened four newly built Lucky Strike locations in prime markets with two others underway.
•We completed the acquisitions of Boomers Parks and Spectrum Entertainment Complex to further enhance our location-based entertainment offerings.
•We acquired 66 acres of land adjacent to Raging Waves water park for further expansion.
•We increased our term loan by $150,000.
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
Our operating results fluctuate seasonally and may also be affected by calendar shifts of holiday or seasonal periods. We typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.

Index to Notes

Presentation of Results of Operations
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Results of Operations
Three Months Ended December 29, 2024 Compared to the Three Months Ended December 31, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Three Months Ended
	December 29, 2024	%(1)	December 31, 2023	%(1)	Change	% Change
Revenues
Bowling	$138,967	46%	$145,295	48%	$(6,328)	(4)%
Food & beverage	110,902	37%	111,192	36%	(290)	—%
Amusement & other	50,205	17%	49,184	16%	1,021	2%
Total revenues	300,074	100%	305,671	100%	(5,597)	(2)%

Costs and expenses
Location operating costs, excluding depreciation and amortization	82,694	28%	78,837	26%	3,857	5%
Location payroll and benefit costs	70,876	24%	77,742	25%	(6,866)	(9)%
Location food and beverage costs	23,225	8%	23,920	8%	(695)	(3)%
Selling, general and administrative expenses, excluding depreciation and amortization	34,384	11%	35,835	12%	(1,451)	(4)%
Depreciation and amortization	39,118	13%	37,071	12%	2,047	6%
Loss on impairment and disposal of fixed assets, net	2,575	1%	50	—%	2,525	*
Other operating expense, net	329	—%	2,739	1%	(2,410)	(88)%
Total costs and expenses	253,201	84%	256,194	84%	(2,993)	(1)%

Operating income	46,873	16%	49,477	16%	(2,604)	(5)%

Other (income) expenses
Interest expense, net	48,795	16%	46,236	15%	2,559	6%
Change in fair value of earnout liability	(19,682)	(7)%	64,091	21%	(83,773)	*
Other expense	800	—%	10	—%	790	*
Total other expense	29,913	10%	110,337	36%	(80,424)	(73)%

Income (loss) before income tax benefit	16,960	6%	(60,860)	(20)%	77,820	*

Income tax benefit	(11,347)	(4)%	2,609	1%	(13,956)	*
Net income (loss)	$28,307	9%	$(63,469)	(21)%	91,776	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended December 29, 2024, revenues totaled $300,074 and represented a slight decrease of $5,597, or 2%, over the same period of last fiscal year. The slight decrease in revenues is primarily attributable to a decline in revenues on a same-store basis, which was partially offset by an increase in revenue from newly acquired or leased locations.
The following table summarizes our revenues on a same-store-basis for the quarter ended December 29, 2024 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	December 29, 2024	December 31, 2023	Change	% Change
Revenues on a same-store basis (1)	$280,530	$299,065	$(18,535)	(6)%
Revenues for media, new and closed locations	19,000	4,973	14,027	*
Service fee revenue (2)	544	1,633	(1,089)	(67)%
Total revenues	$300,074	$305,671	$(5,597)	(2)%
(1) Revenues from 347 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed Form 10-Q for the three months ended December 31, 2023, revenues from 315 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. The decrease in same-store revenues during the quarter ended December 29, 2024 was primarily attributable to a reduction in group events business relative to the consumer environment during the same period of last fiscal year. In addition, revenues on a same-store basis were impacted by an unfavorable calendar shift.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $3,857, or 5%. Increases in costs were in various areas including amusement costs, advertising, property taxes, insurance, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements. For instance, Raging Waves water park and Boomers Parks location operating costs contributed $5,000 to the increase. The increase in costs were partially offset by cost management initiatives with reductions noted in supplies and repairs and maintenance. Location operating costs as a percent of revenues increased from 26% during the second quarter of fiscal 2024 to 28% during the second quarter of fiscal 2025, mainly due to the aforementioned location count growth and fixed costs.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs decreased $6,866, or 9%. The decrease in location payroll and benefit costs reflects the impact of the ongoing staffing optimization initiative. This is further illustrated by the decrease as a percent of revenues from 25% during the second quarter of fiscal 2024 to 24% during the second quarter of fiscal 2025. The decrease driven by staffing optimization was partially offset by location count growth. For instance, Raging Waves water park and Boomers Parks added $2,600 of location payroll and benefit costs.
Location food & beverage costs: Location food & beverage costs decreased $695, or 3%. The decrease in location food & beverage costs is mainly attributable to decreased food & beverage revenue as compared to the second quarter of fiscal 2024.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $1,451 or 4%. The decrease is mainly attributable to a decrease in professional fees, which was partially offset by an increase in share-based compensation expense. The decrease in professional fees is mainly attributable to less acquisition activity as compared to the second quarter of fiscal 2024 and cost management initiatives at corporate. The cost management initiatives at corporate have also resulted in decreased payroll expense as compared to the same period of the prior fiscal year. The increase in share-based compensation expense is mainly attributable to less forfeiture activity as compared to the second quarter of fiscal 2024 coupled with an increase in share-based awards granted during the second quarter of fiscal 2025.

Index to Notes

Depreciation and amortization: Depreciation and amortization increased $2,047 or 6%. The increase in depreciation and amortization reflects the added depreciable assets, finite-lived intangible assets, and finance leases through acquisitions and capital expenditures.
Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $2,559, or 6%. The higher interest expense is primarily the result of an added financing obligation within the second quarter of fiscal 2024 coupled with lower interest income as compared to the second quarter of fiscal 2024.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended December 29, 2024 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.
Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (67)% for the quarter ended December 29, 2024 was primarily attributed to the change in fair value of the earnout liability, and permanent differences.

Index to Notes

Six Months Ended December 29, 2024 Compared to the Six Months Ended December 31, 2023
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Six Months Ended
	December 29, 2024	%(1)	December 31, 2023	%(1)	Change	% Change
Revenues
Bowling	$261,170	47%	$261,725	49%	$(555)	—%
Food & beverage	198,941	36%	186,105	35%	12,836	7%
Amusement & other	100,158	18%	85,246	16%	14,912	17%
Total revenues	560,269	100%	533,076	100%	27,193	5%

Costs and expenses
Location operating costs, excluding depreciation and amortization	168,922	30%	152,210	29%	16,712	11%
Location payroll and benefit costs	138,312	25%	140,796	26%	(2,484)	(2)%
Location food and beverage costs	43,755	8%	40,605	8%	3,150	8%
Selling, general and administrative expenses, excluding depreciation and amortization	69,195	12%	73,959	14%	(4,764)	(6)%
Depreciation and amortization	76,101	14%	68,423	13%	7,678	11%
Loss on impairment and disposal of fixed assets, net	4,047	1%	49	—%	3,998	*
Other operating expense, net	118	—%	2,201	—%	(2,083)	(95)%
Total costs and expenses	500,450	89%	478,243	90%	22,207	5%

Operating income	59,819	11%	54,833	10%	4,986	9%

Other (income) expenses
Interest expense, net	97,465	17%	83,685	16%	13,780	16%
Change in fair value of earnout liability	(68,603)	(12)%	23,409	4%	(92,012)	*
Other expense	800	—%	63	—%	737	*
Total other expense	29,662	5%	107,157	20%	(77,495)	(72)%

Income (loss) before income tax benefit	30,157	5%	(52,324)	(10)%	82,481	*

Income tax benefit	(21,245)	(4)%	(7,074)	(1)%	(14,171)	*
Net income (loss)	$51,402	9%	$(45,250)	(8)%	96,652	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the six months ended December 29, 2024, revenues totaled $560,269 and represented an increase of $27,193, or 5%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations. The increase in revenue from newly acquired or leased locations was partially offset by a decline in revenues on a same-store basis.
The following table summarizes our revenues on a same-store-basis for six months ended December 29, 2024 as compared to the corresponding period last fiscal year:

Index to Notes

	Six Months Ended
(in thousands)	December 29, 2024	December 31, 2023	Change	% Change
Revenues on a same-store basis (1)	$471,074	$486,402	$(15,328)	(3)%
Revenues for media, new and closed locations	88,001	43,420	44,581	*
Service fee revenue (2)	1,194	3,254	(2,060)	(63)%
Total revenues	$560,269	$533,076	$27,193	5%
(1) Revenues from 327 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the six months ended December 31, 2023, revenues from 312 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
The decrease in same-store revenues during the six months ended December 29, 2024 was primarily attributable to a reduction in group events business relative to the consumer environment during the same period of last fiscal year. In addition, revenues on a same-store basis were impacted by an unfavorable calendar shift.
Location operating costs: Location operating costs increased $16,712, or 11%. Increases in costs were in most areas and include amusement costs, advertising, rent, property taxes, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements. For instance, Raging Waves water park and Boomers Parks location operating costs contributed $6,300 to the increase. The increase in costs were partially offset by cost management initiatives with reductions noted in supplies and repairs and maintenance. Location operating costs as a percent of revenues increased from 29% during the second quarter of fiscal 2024 to 30% during the second quarter of fiscal 2025, mainly due to the aforementioned location count growth and fixed costs.
Location payroll and benefit costs: Location payroll and benefit costs decreased $2,484, or 2%. The decrease in location payroll and benefit costs reflects the impact of the ongoing staffing optimization initiative. This is further illustrated by the decrease as a percent of revenues from 26% during the second quarter of fiscal 2024 to 25% during the second quarter of fiscal 2025. The decrease driven by staffing optimization was partially offset by location count growth. For instance, Raging Waves water park and Boomers Parks added $3,900 of location payroll and benefit costs.
Location food & beverage costs: Location food & beverage costs increased $3,150, or 8%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the second quarter of fiscal 2024.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $4,764 or 6%. The decrease is mainly attributable to a decrease in professional fees, which was partially offset by an increase in share-based compensation expense. The decrease in professional fees is mainly attributable to less acquisition activity as compared to the same period of the prior year and cost management initiatives at corporate. The cost management initiatives at corporate have also resulted in decreased payroll expense as compared to the same period of the prior fiscal year. The increase in share-based compensation expense is mainly attributable to less forfeiture activity as compared to the same period of fiscal 2024 coupled with an increase in share-based awards granted thus far in fiscal 2025.
Depreciation and amortization: Depreciation and amortization increased $7,678 or 11%. The increase in depreciation and amortization reflects the added depreciable assets, finite-lived intangible assets, and finance leases through acquisitions and capital expenditures.
Interest expense, net: Interest expense increased $13,780, or 16%. The higher interest expense is primarily the result of an added financing obligation within the second quarter of fiscal 2024 coupled with lower interest income as compared to the second quarter of fiscal 2024.
Change in fair value of earnouts: The impact on the statement of operations during six months ended December 29, 2024 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.
Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (70)% for six months ended December 29, 2024 was primarily attributed to the change in fair value of the earnout liability, permanent differences, and other discrete tax items.

Index to Notes

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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net income to Adjusted EBITDA for each reporting period:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024		December 31, 2023
Net income (loss)	$28,307	$(63,469)	$51,402	$—	$(45,250)
Adjustments:
Interest expense	48,795	48,112	97,465		87,144
Income tax benefit	(11,347)	2,609	(21,245)		(7,074)
Depreciation and amortization	39,573	37,533	77,010		69,533
Loss on impairment, disposals, and other charges, net	2,575	50	4,047		49
Share-based compensation	4,664	3,689	9,167		5,600
Closed location EBITDA (1)	1,189	2,157	3,394		4,619
Transactional and other advisory costs (2)	4,020	4,935	7,279		13,241
Changes in the value of earnouts (3)	(19,682)	64,091	(68,603)		23,409
Other, net (4)	663	3,419	1,784		3,989
Adjusted EBITDA	$98,757	$103,126	$161,700		$155,260
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

Index to Notes

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
At December 29, 2024, we had approximately $80,755 of available cash and cash equivalents.
Six Months Ended December 29, 2024 Compared To the Six Months Ended December 31, 2023
The following compares the primary categories of the condensed consolidated statements of cash flows for the period ended December 29, 2024 and December 31, 2023:

	Six Months Ended		$ Change	% Change
(in thousands)	December 29, 2024	December 31, 2023
Net cash provided by operating activities	$68,147	$71,199	$(3,052)	(4)%
Net cash used in investing activities	(133,214)	(246,666)	113,452	46%
Net cash provided by financing activities	79,099	169,738	(90,639)	(53)%
Effect of exchange rate changes on cash	(249)	51	(300)	*
Net change in cash and cash equivalents	$13,783	$(5,678)	$19,461	*
_________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $68,147 as compared to $71,199 during the same period of the prior fiscal year. The decrease in cash provided by operating activities primarily reflects an increase in interest expense partially offset by higher revenues and lease incentive receipts.
Investing activities used $133,214 as compared to $246,666 during the same period of the prior fiscal year. The decrease in cash used in investing activities mainly reflects a reduction in capital expenditures and less acquisition activity as compared to the same period of the prior year. This was partially offset by the purchase of 66 acres of land adjacent to Raging Waves water park for $9,400.
Financing activities provided $79,099 as compared to $169,738 during the same period of the prior fiscal year. The decrease in cash provided by financing activities primarily reflects the proceeds from the transaction with VICI during the same period of the prior year and increased cash dividends during the six months ended December 29, 2024. This was partially offset by less share buyback activity as compared to the same period of the prior year and the impact of the $150,000 incremental term loan.
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
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended December 29, 2024.

Index to Notes

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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $12,856 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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

Index to Notes

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 29, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended December 29, 2024.
Part II
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 - Commitments and Contingencies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our securities made by us for the quarter ended December 29, 2024.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
September 30, 2024 to November 3, 2024	242,700	$10.75	242,700	$154,106
November 4, 2024 to December 1, 2024	2,559,561	11.48	2,559,561	124,731
December 2, 2024 to December 29, 2024	532,715	10.87	532,715	118,941
Total	3,334,976	$11.33	3,334,976
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).

Index to Notes

Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate of Amendment of Certificate of Incorporation of Bowlero Corp. (incorporated by reference to Exhibit 3.1 to Lucky Strike Entertainment Corporations’s Current Report on Form 8-K filed with the SEC on December 16, 2024.

3.2
Amended and Restated Bylaws of Lucky Strike Entertainment Corporation (incorporated by reference to Exhibit 3.1 to Lucky Strike Entertainment Corporations’s Current Report on Form 8-K filed with the SEC on December 16, 2024.

10.1
Twelfth Amendment, dated December 17, 2024, to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation, Kingpin Intermediate Holdings LLC, as borrower, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on December 17, 2024).

10.2+	Employment Agreement, dated November 6, 2024, by and between the Company and Lev Ekster.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
+ Filed herewith.

Index to Notes

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY STRIKE ENTERTAINMENT CORPORATION

Date:	February 5, 2025	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)