Form 10-Q
period 2025-03-30
Lucky Strike Entertainment Corp
filed 2025-05-08
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 81,685,637 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of April 30, 2025.

Index to Notes

i

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Consolidated Financial Statements

	March 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$79,088	$66,972
Accounts and notes receivable, net	6,096	6,757
Inventories, net	15,683	13,171
Prepaid expenses and other current assets	27,519	25,316
Assets held-for-sale	—	1,746
Total current assets	128,386	113,962

Property and equipment, net	933,532	887,738
Operating lease right of use assets	583,094	559,168
Finance lease right of use assets, net	512,106	524,392
Intangible assets, net	44,653	47,051
Goodwill	841,550	833,888
Deferred income tax asset	117,660	112,106
Other assets	34,736	35,730
Total assets	$3,195,717	$3,114,035

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$154,740	$135,784
Current maturities of long-term debt	10,227	9,163
Current obligations of operating lease liabilities	32,228	28,460
Other current liabilities	4,605	9,399
Total current liabilities	201,800	182,806

Long-term debt, net	1,273,231	1,129,523
Long-term obligations of operating lease liabilities	596,851	561,916
Long-term obligations of finance lease liabilities	682,169	680,213
Long-term financing obligations	447,099	440,875
Earnout liability	50,172	137,636
Other long-term liabilities	26,800	26,471
Deferred income tax liabilities	3,999	4,447
Total liabilities	3,282,121	3,163,887

Commitments and Contingencies (Note 9)

Index to Notes

	March 30, 2025	June 30, 2024
Temporary Equity
Series A preferred stock	$127,325	$127,410

Stockholders’ Deficit
Class A common stock	11	11
Class B common stock	6	6
Additional paid-in capital	477,392	510,675
Treasury stock, at cost	(450,856)	(385,015)
Accumulated deficit	(238,465)	(303,159)
Accumulated other comprehensive (loss) income	(1,817)	220
Total stockholders’ deficit	(213,729)	(177,262)
Total liabilities, temporary equity and stockholders’ deficit	$3,195,717	$3,114,035
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Revenues
Bowling	$159,756	$165,528	$420,926	$427,253
Food & beverage	120,452	118,032	319,393	304,137
Amusement & other	59,674	54,110	159,832	139,356
Total revenues	339,882	337,670	900,151	870,746

Costs and expenses
Location operating costs, excluding depreciation and amortization	92,568	86,766	261,490	238,976
Location payroll and benefit costs	75,617	78,645	213,929	219,441
Location food and beverage costs	27,627	27,178	71,382	67,783
Selling, general and administrative expenses, excluding depreciation and amortization	41,242	37,121	110,437	111,080
Depreciation and amortization	40,325	36,327	116,426	104,750
Loss on impairment and disposal of fixed assets, net	648	1,011	4,695	1,060
Other operating (income) expense, net	(330)	(390)	(212)	1,811
Total costs and expenses	277,697	266,658	778,147	744,901

Operating income	62,185	71,012	122,004	125,845

Other (income) expenses
Interest expense, net	49,414	46,890	146,879	130,575
Change in fair value of earnout liability	(18,886)	(8,868)	(87,489)	14,541
Other expense	17	3	817	66
Total other expense	30,545	38,025	60,207	145,182

Income (loss) before income tax expense (benefit)	31,640	32,987	61,797	(19,337)

Income tax expense (benefit)	18,348	9,141	(2,897)	2,067
Net income (loss)	13,292	23,846	64,694	(21,404)

Series A preferred stock dividends	(2,313)	(2,353)	(6,767)	(6,278)
Earnings allocated to Series A preferred stock	(712)	(1,430)	(3,662)	—
Net income (loss) attributable to common stockholders	$10,267	$20,063	$54,265	$(27,682)

Net income (loss) per share attributable to Class A and B common stockholders
Basic	$0.07	$0.14	$0.38	$(0.18)
Diluted	$0.07	$0.13	$0.36	$(0.18)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	141,185,986	148,102,841	143,630,881	152,945,921
Diluted	147,606,436	157,874,876	150,982,706	152,945,921
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income (loss)	$13,292	$23,846	$64,694	$(21,404)
Other comprehensive income (loss), net of income tax:
Unrealized (loss) gain on derivatives	(139)	765	(536)	(2,685)
Foreign currency translation adjustment	219	486	(1,501)	665
Other comprehensive income (loss)	80	1,251	(2,037)	(2,020)
Total comprehensive income (loss)	$13,372	$25,097	$62,657	$(23,424)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net income	—	—	—	—	—	—	—	—	—	18,219	—	18,219
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487)	(487)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,489	—	—	—	—	—	1,823	—	—	1,823
Repurchase of Class A common stock into Treasury stock	—	—	(12,131,185)	(1)	—	—	12,131,185	(132,662)	—	—	—	(132,663)
Balance, October 1, 2023	136,373	$144,329	97,850,605	$10	58,519,437	$6	23,443,487	$(268,063)	$507,935	$(201,440)	$3,325	$41,773
Net loss	—	—	—	—	—	—	—	—	—	(63,469)	—	(63,469)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	666	666
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(3,110)	(3,110)
Share-based compensation	—	—	330,846	—	—	—	—	—	4,099	—	—	4,099
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Repurchase of Class A common stock into Treasury stock	—	—	(7,516,855)	(1)	—	—	7,516,855	(80,962)	—	—	—	(80,963)
Balance, December 31, 2023	136,373	$144,329	90,664,596	$9	58,519,437	$6	30,960,342	$(349,025)	$508,065	$(264,909)	$881	$(104,973)
Net income	—	—	—	—	—	—	—	—	—	23,846	—	23,846
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	486	486
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	765	765
Settlement of Series A preferred stock	(9,986)	(10,569)	752,497	—	—	—	—	—	9,737	81	—	9,818
Share-based compensation	—	—	64,137	—	—	—	—	—	3,549	—	—	3,549
Common stock dividend	—	—	—	—	—	—	—	—	(8,730)	—	—	(8,730)
Repurchase of Class A common stock into Treasury stock	—	—	(68,120)	—	—	—	68,120	(745)	—	—	—	(745)
Balance, March 31, 2024	126,387	$133,760	91,413,110	$9	58,519,437	$6	31,028,462	$(349,770)	$512,621	$(240,982)	$2,132	$(75,984)

Index to Notes

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	(177,262)
Net income	—	—	—	—	—	—	—	—	—	23,095	—	23,095
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(985)	(985)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(709)	(709)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Share-based compensation	—	—	26,656	—	—	—	—	—	4,314	—	—	4,314
Cash dividends	—	—	—	—	—	—	—	—	(8,552)	—	—	(8,552)
Repurchase of Class A common stock into Treasury stock	—	—	(702,194)	—	—	—	702,194	(7,720)	—	—	—	(7,720)
Balance, September 29, 2024	117,087	$123,918	88,448,835	$11	58,519,437	$6	34,773,489	$(392,735)	$509,929	$(280,064)	$(1,474)	$(164,327)
Net income	—	—	—	—	—	—	—	—	—	28,307	—	28,307
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(735)	(735)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	312	312
Share-based compensation	—	—	317,374	—	—	—	—	—	3,374	—	—	3,374
Cash dividends	—	—	—	—	—	—	—	—	(8,473)	—	—	(8,473)
Repurchase of Class A common stock into Treasury stock	—	—	(3,334,976)	—	—	—	3,334,976	(38,116)	—	—	—	(38,116)
Balance, December 29, 2024	117,087	$123,918	85,431,233	$11	58,519,437	$6	38,108,465	$(430,851)	$504,830	$(251,757)	$(1,897)	$(179,658)
Net income	—	—	—	—	—	—	—	—	—	13,292	—	13,292
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	219	219
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(139)	(139)
Share-based compensation	—	—	761,718	—	—	—	—	—	564	—	—	564
Settlement of equity awards	—	—	(1,747,434)	—	—	—	—	—	(16,244)	—	—	(16,244)
Cash dividends	—	—	—	—	—	—	—	—	(8,351)	—	—	(8,351)
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,407	—	—	—	—	—	—	(3,407)	—	—	(3,407)
Repurchase of Class A common stock into Treasury stock	—	—	(1,943,340)	—	—	—	1,943,340	(20,005)	—	—	—	(20,005)
Balance, March 30, 2025	117,087	$127,325	82,502,177	$11	58,519,437	$6	40,051,805	$(450,856)	$477,392	$(238,465)	$(1,817)	$(213,729)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 30, 2025	March 31, 2024
Operating activities
Net income (loss)	$64,694	$(21,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,426	104,750
Loss on impairment and disposal of fixed assets, net	4,695	1,060
Income from equity method investment	(226)	(518)
Amortization of deferred financing costs	2,844	2,703
Non-cash interest expense on finance lease obligation	8,166	6,778
Reduction of operating lease right of use assets	27,136	25,642
Non-cash portion of gain on lease modification	(144)	(499)
Deferred income taxes	(3,905)	1,828
Share-based compensation	17,955	9,743
Distributions from equity method investments	201	240
Change in fair value of earnout liability	(87,489)	14,541
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	1,205	(2,580)
Inventories	(2,009)	(2,477)
Prepaids, other current assets and other assets	(2,815)	(6,082)
Accounts payable and accrued expenses	23,837	32,664
Operating lease liabilities	(8,914)	(19,665)
Other current liabilities	(6,962)	(126)
Other long-term liabilities	72	1,500
Net cash provided by operating activities	154,767	148,098

Investing activities
Purchases of property and equipment	(117,502)	(147,063)
Purchases of intangible assets	—	(259)
Proceeds from sale of property and equipment	1,655	—
Proceeds from sale of intangibles	—	65
Acquisitions, net of cash acquired	(50,565)	(138,703)
Net cash used in investing activities	(166,412)	(285,960)

Index to Notes

	Nine Months Ended
	March 30, 2025	March 31, 2024
Financing activities
Repurchase of Class A common stock into Treasury stock	$(65,147)	$(219,412)
Proceeds from share issuance	1,288	1,274
Payments for tax withholdings on share-based compensation	(6,155)	(1,469)
Payment of cash dividends	(25,375)	(12,699)
Payment of long-term debt	(6,891)	(9,640)
Proceeds from Incremental Term Loan	150,000	—
Payment on finance leases	(2,236)	(4,745)
Proceeds on finance leases	417	—
Settlement of Series A preferred stock	—	(751)
Settlement of equity awards	(21,053)	—
Proceeds from Revolver draws	110,000	175,000
Payoff from Revolver draws	(110,000)	(175,000)
Proceeds from sale-leaseback financing	—	408,510
Payment of deferred financing costs	(923)	(6,781)
Net cash provided by financing activities	23,925	154,287

Effect of exchange rates on cash	(164)	371

Net increase in cash and cash equivalents	12,116	16,796
Cash and cash equivalents at beginning of period	66,972	195,633
Cash and cash equivalents at end of period	$79,088	$212,429
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
Equity Method Investments: The aggregate carrying amounts of our equity method investments was $25,860 and $25,848 as of March 30, 2025 and June 30, 2024, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
Recently Issued Accounting Standards: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”) Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to provide all the disclosures required by this standard and all existing segment disclosures required by Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), which is our chief executive officer (“CEO”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively. We will adopt the standard in our fiscal year 2025 annual financial statements. The adoption of the standard will impact certain segment reporting disclosures in the Notes to the Consolidated Financial Statements.
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
2025 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the nine months ended March 30, 2025, the Company had three acquisitions in which we acquired nine locations for a total consideration of $50,565. The Company is still in the process of finalizing its valuation analyses for the acquisitions. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the respective acquisition dates.

Index to Notes

The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses during the nine months ended March 30, 2025 using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$3,512
Assets held for sale (1)	16,318
Property and equipment	42,633
Operating lease ROU	44,748
Identifiable intangible assets	3,132
Goodwill	7,589
Deferred income tax asset	1,458
Other assets	633
Total assets acquired	$120,023

Current liabilities	$(7,817)
Liabilities held for sale (1)	(15,698)
Operating lease liabilities	(44,860)
Other liabilities	(1,083)
Total liabilities assumed	(69,458)
Total fair value, net of cash of $422	$50,565

Components of consideration transferred
Cash	$50,565
Total	$50,565
(1)Certain acquired assets and assumed liabilities were designated as held for sale as of the acquisition date and sold during the nine months ended March 30, 2025.
(3) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the nine months ended March 30, 2025:

Balance as of June 30, 2024	$833,888
Goodwill resulting from acquisitions during fiscal year 2025	7,589
Adjustments to preliminary fair values for prior year acquisitions	73
Balance as of March 30, 2025	$841,550

Index to Notes

Intangible Assets:

	March 30, 2025			June 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	$—	$—	$—	$9,900	$(9,900)	$—
Bowlero trade name	14,870	(4,178)	10,692	14,870	(614)	14,256
Other acquisition trade names	2,510	(1,496)	1,014	3,460	(2,276)	1,184
Customer relationships	4,285	(3,376)	909	24,185	(22,808)	1,377
Management contracts	300	(288)	12	1,800	(1,763)	37
Non-compete agreements	3,694	(2,104)	1,590	4,364	(2,395)	1,969
PBA member, sponsor & media relationships	1,200	(623)	577	1,400	(739)	661
Other intangible assets	754	(495)	259	921	(542)	379
	27,613	(12,560)	15,053	60,900	(41,037)	19,863
Indefinite-lived intangible assets:
Liquor licenses	12,830	—	12,830	12,418	—	12,418
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names	8,410	—	8,410	6,410	—	6,410
	29,600	—	29,600	27,188	—	27,188
	$57,213	$(12,560)	$44,653	$88,088	$(41,037)	$47,051
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Amortization expense	$1,774	$1,774	$5,528	$5,315
(4) Property and Equipment
As of March 30, 2025 and June 30, 2024, property and equipment consists of:

	March 30, 2025	June 30, 2024
Land(1)	$120,239	$108,442
Building and leasehold improvements	741,640	663,537
Equipment, software, furniture, and fixtures	665,092	630,280
Construction in progress	30,443	55,343
	1,557,414	1,457,602
Accumulated depreciation	(623,882)	(569,864)
Property and equipment, net of accumulated depreciation	$933,532	$887,738
(1) Includes the 66 acres of land adjacent to Raging Waves water park that was purchased on December 16, 2024 for $9,400.

The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Depreciation expense	$34,184	$30,162	$97,817	$86,554

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
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended		Nine Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$4,427	$4,428	$13,283	$13,284
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	15,970	14,027	46,266	38,121
Percentage rental costs for locations (2)	Primarily Location operating costs	1,760	1,854	4,817	5,240
Equipment and other operating lease costs (3)	Primarily Location operating costs	2,402	2,048	3,310	5,912
Total Operating Lease Costs:		24,559	22,357	67,676	62,557

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	4,367	4,391	13,081	12,881
Interest expense	Interest expense, net	12,427	12,462	37,214	36,950
Total Finance Lease Costs:		16,794	16,853	50,295	49,831

Financing Obligation Costs:
Interest expense	Interest expense, net	10,210	10,022	30,488	18,266
Total Financing Obligation Costs:		10,210	10,022	30,488	18,266

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	13,095	14,751	51,452	43,909
Gains from modifications to operating leases	Other operating (income) expense, net	(144)	—	(144)	(499)
Other lease costs (5)	Primarily Location operating costs	213	2,011	482	5,532
Sublease income (6)	Revenues - Amusement & other	(1,163)	(1,302)	(3,563)	(3,930)
Total Other Costs, Net		12,001	15,460	$48,227	$45,012

Total Lease Costs, Net		$63,564	$64,692	$196,686	$175,666
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
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 30, 2025:

	Nine Months Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$48,230	$48,664
Total cash paid for operating lease liabilities	48,230	48,664

Finance leases:
Operating cash flows paid for interest portion of finance leases	35,190	33,804
Financing cash flows paid for principal portion of finance leases	2,236	4,727
Total cash paid for finance lease liabilities	37,426	38,531

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	24,264	14,627
Financing cash flows paid for principal portion of finance obligations	—	19
Total cash paid for financing obligations:	24,264	14,646

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$109,920	$101,841
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)For the period ended March 30, 2025, total cash amounts within the above table include deferred repayments of $2,013 for operating leases and $4,341 for finance leases. For the period ended March 31, 2024, total cash amounts within the above table include deferred repayments of $3,215 for operating leases and $6,934 for finance leases. As of March 30, 2025, there were no deferred payments remaining.

Index to Notes

Supplemental balance sheet information related to leases as of March 30, 2025:

	Condensed Consolidated Balance Sheets Location	March 30, 2025	June 30, 2024
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$583,094	$559,168
Lease liabilities, Short-term	Operating lease liabilities, ST	32,228	28,460
Lease liabilities, Long-term	Operating lease liabilities, LT	596,851	561,916

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	512,106	524,392
Lease liabilities, Short-term	Other current liabilities	778	1,954
Lease liabilities, Long-term	Finance lease liabilities, LT	682,169	680,213

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	447,099	440,875
Lease incentive receivables from landlords of $6,505 and $15,311 as of March 30, 2025 and June 30, 2024, respectively, are reflected as a reduction of the operating and finance lease liability. The Company received $8,389 from landlords for lease incentives on operating leases and $417 for lease incentives on finance leases during the nine months ended March 30, 2025. Lease incentives for operating leases are all recorded as operating cash inflows within the change in operating lease liabilities within our condensed consolidated statement of cash flows. The lease incentives received for finance leases are recorded as cash inflows for financing activities.
(6) Accounts Payable and Accrued Expenses
As of March 30, 2025 and June 30, 2024, accounts payable and accrued expenses consist of:

	March 30, 2025	June 30, 2024
Accounts payable	$34,379	$50,457
Customer deposits	30,717	14,006
Taxes and licenses	16,519	17,840
Compensation	14,890	13,768
Deferred revenue	14,664	15,976
Insurance	10,460	7,401
Interest	9,000	1,113
Utilities	4,387	5,475
Professional fees	4,054	4,090
Other	15,670	5,658
Total accounts payable and accrued expenses	$154,740	$135,784

Index to Notes

(7) Debt
The following table summarizes the Company’s debt structure as of March 30, 2025 and June 30, 2024:

	March 30, 2025	June 30, 2024
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest; 7.82% and 8.80% at March 30, 2025 and June 30, 2024, respectively)	$1,282,370	$1,138,500
Other Equipment Loans	12,938	13,700
	1,295,308	1,152,200
Less:
Unamortized financing costs	(11,850)	(13,514)
Current portion of unamortized financing costs	3,866	3,361
Current maturities of long-term debt	(14,093)	(12,524)
Total long-term debt	$1,273,231	$1,129,523
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,150,000 of aggregate initial principal amount of debt outstanding (the “Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875, which began on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of March 30, 2025, the interest period is one month.
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
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of March 30, 2025, the Revolver commitment is $335,000, which was increased by $50,000 in connection with the Company entering into an Eleventh Amendment to the First Lien Credit Agreement on August 23, 2024. Any outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
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
Letters of Credit:    Outstanding standby letters of credit as of March 30, 2025 and June 30, 2024 totaled $22,422 and $15,834, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of March 30, 2025.
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
The fair value of the collar agreements as of March 30, 2025 and June 30, 2024 was a liability of $39 and an asset of $696, respectively, and is included within the condensed consolidated balance sheets.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the condensed consolidated statement of operations.
(8) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the nine months ended March 30, 2025 was (5)%, which differs from the US federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, permanent differences, and other discrete tax items. The Company’s effective tax rate for the nine months ended March 31, 2024 was (11)%, which differs from the US federal statutory rate of 21% due to the change in fair value of the earnout liability, permanent differences, and items associated with the VICI Transaction, which are treated as discrete tax items.
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
(10) Earnouts
There were 11,418,357 unvested earnout shares outstanding as of March 30, 2025 and June 30, 2024.
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
See Note 11 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the period ended March 30, 2025 and March 31, 2024.
(11) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of March 30, 2025 and June 30, 2024 are as follows:

	March 30, 2025	June 30, 2024
Carrying value	$1,295,308	$1,152,200
Fair value	1,290,499	1,152,200
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).

Index to Notes

There were no transfers in or out of any of the levels of the valuation hierarchy during the nine months ended March 30, 2025 and the fiscal year ended June 30, 2024.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of March 30, 2025 and June 30, 2024:

	March 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$39	$—	$39
Earnout shares	—	—	50,172	50,172
Total liabilities	$—	$39	$50,172	$50,211

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$696	$—	$696
Total assets	$—	$696	$—	$696

Earnout shares	$—	$—	$137,636	$137,636
Total liabilities	$—	$—	$137,636	$137,636

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of March 30, 2025 were as follows:

Earnout
Expected term in years	1.71
Expected volatility	50%
Risk-free interest rate	3.93%
Stock price	$9.91
Dividend yield	2.22%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three and nine months ended March 30, 2025 and March 31, 2024:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Balance as of beginning of period	$69,058	$135,478	$137,636	$112,040
Issuances	—	49	25	78
Changes in fair value	(18,886)	(8,868)	(87,489)	14,541
Balance as of end of period	$50,172	$126,659	$50,172	$126,659
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

Index to Notes

“Preferred Stock”). The total number of shares of capital stock which the Company shall have authority to issue is 2,400,000,000, divided into the following:
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of March 30, 2025 and June 30, 2024.
•Issued and Outstanding: 82,502,177 shares (inclusive of 1,582,805 shares contingent on certain stock price thresholds but excluding 40,051,805 shares held in treasury) as of March 30, 2025 and 88,854,487 shares (inclusive of 1,584,805 shares contingent on certain stock price thresholds but excluding 34,071,295 shares held in treasury) as of June 30, 2024.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of March 30, 2025 and June 30, 2024.
•Issued and Outstanding: 58,519,437 shares as of March 30, 2025 and June 30, 2024.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of March 30, 2025 and June 30, 2024.
•Issued and Outstanding: 117,087 and 120,387 shares as of March 30, 2025 and June 30, 2024, respectively.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 30, 2025, accumulated dividends in the amount of $3,407 were added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 30, 2025, dividends in the amount of $5,159 were accumulated on the Preferred Stock.
During the nine months ended March 30, 2025, 3,300 shares of Series A Preferred Stock were converted into 269,886 shares of Class A Common Stock. All of the shares of converted Series A Preferred Stock were then cancelled in accordance with the Preferred Stock Certificate of Designations.
Stock Dividend
Common stock dividends paid during the nine months ended March 30, 2025 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 5, 2024	August 23, 2024	September 6, 2024	$8,552
November 4, 2024	November 22, 2024	December 6, 2024	8,411
February 5, 2025	February 21, 2025	March 7, 2025	8,320
			$25,283
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts paid for accrued dividends on previously unvested share-based awards or amounts accrued for currently unvested share-based awards.
On May 8, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of common stock, which will be paid on June 6, 2025, to stockholders of record on May 23, 2025.
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

Index to Notes

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
As of March 30, 2025, the remaining balance of the repurchase program was $99,215. For the nine months ended March 30, 2025, 5,980,510 shares of Class A common stock were repurchased for a total of $65,147, for an average purchase price per share of $10.89.
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
As of March 30, 2025 and June 30, 2024, the total compensation cost not yet recognized is as follows:

	Award Plan	March 30, 2025	June 30, 2024
Stock options	2021 Plan	$13,968	$19,416
Service based RSUs	2021 Plan	6,150	5,395
Market and service based RSUs	2021 Plan	6,801	502
Earnout RSUs	2021 Plan	111	168
ESPP	ESPP	396	319
Total unrecognized compensation cost		$27,426	$25,800
Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended March 30, 2025 and March 31, 2024 is as follows:

		Three Months Ended		Nine Months Ended
	Award Plan	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Stock options	2021 Plan	$2,063	$2,759	$7,588	$5,923
Service based RSUs	2021 Plan	1,089	1,136	3,466	2,999
Market and service based RSUs	2021 Plan	684	105	1,328	416
Earnout RSUs	2021 Plan	16	6	40	41
Other stock-based awards & settlements(1)	2021 Plan	4,809	—	5,249	—
ESPP	ESPP	127	137	284	364
Total share-based compensation expense		$8,788	$4,143	$17,955	$9,743
(1) Consists of the impact of the $21,053 cash settlement of 1,747,434 shares of Class A common stock and 773,753 stock options as part of an employment separation agreement with a long-time executive and Director of the Company during the period ended March 30, 2025, which resulted in an equity charge of $16,244 within Additional paid-in capital and share-based compensation expense within Selling, general, and administrative expenses of $4,809. The settled Class A common stock and stock options were then cancelled.
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(14) Net Income (Loss) Per Share
The computations of basic and diluted net income (loss) per share of Class A common stock and Class B common stock are as follows:

	Three Months Ended - Basic
	March 30, 2025			March 31, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income allocated to common stockholders	$6,011	$4,256	$10,267	$12,136	$7,927	$20,063

Denominator
Weighted-average shares outstanding	82,666,549	58,519,437	141,185,986	89,583,404	58,519,437	148,102,841

Net income per share, basic	$0.07	$0.07	$0.07	$0.14	$0.14	$0.14

	Three Months Ended - Diluted
	March 30, 2025			March 31, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income allocated to common stockholders	$6,011	$4,256	$10,267	$12,136	$7,927	$20,063

Denominator
Weighted-average shares outstanding	82,666,549	58,519,437	141,185,986	89,583,404	58,519,437	148,102,841
Impact of incremental shares	1,250,628	5,169,822	6,420,450	2,790,839	6,981,196	9,772,035
Total	83,917,177	63,689,259	147,606,436	92,374,243	65,500,633	157,874,876

Net income per share, diluted	$0.07	$0.07	$0.07	$0.13	$0.12	$0.13

	Nine Months Ended - Basic
	March 30, 2025			March 31, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$32,156	$22,109	$54,265	$(16,955)	$(10,727)	$(27,682)

Denominator
Weighted-average shares outstanding	85,111,444	58,519,437	143,630,881	93,676,667	59,269,254	152,945,921

Net income (loss) per share, basic	$0.38	$0.38	$0.38	$(0.18)	$(0.18)	$(0.18)

Index to Notes

	Nine Months Ended - Diluted
	March 30, 2025			March 31, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income (loss) allocated to common stockholders	$32,156	$22,109	$54,265	$(16,955)	$(10,727)	$(27,682)

Denominator
Weighted-average shares outstanding	85,111,444	58,519,437	143,630,881	93,676,667	59,269,254	152,945,921
Impact of incremental shares	1,295,413	6,056,412	7,351,825	*	*	*
Total	86,406,857	64,575,849	150,982,706	93,676,667	59,269,254	152,945,921

Net income (loss) per share, diluted	$0.37	$0.34	$0.36	$(0.18)	$(0.18)	$(0.18)

Anti-dilutive shares excluded from diluted calculation*						19,510,238
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

The impact from incremental shares for our diluted per share calculations are as follows:

	Three Months Ended
	March 30, 2025			March 31, 2024
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	661,886	—	661,886	708,275	—	708,275
Market and service based RSUs	510,861	—	510,861	205,425	—	205,425
Stock options	30,381	5,169,822	5,200,203	1,841,167	6,981,196	8,822,363
ESPP	47,500	—	47,500	35,972	—	35,972
Series A Preferred Stock	—	—	—	—	—	—
Total	1,250,628	5,169,822	6,420,450	2,790,839	6,981,196	9,772,035

	Nine Months Ended
	March 30, 2025			March 31, 2024
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	661,886	—	661,886	708,275	—	708,275
Market and service based RSUs	510,861	—	510,861	205,460	—	205,460
Stock options	75,166	6,056,412	6,131,578	1,583,505	6,004,213	7,587,718
ESPP	47,500	—	47,500	35,972	—	35,972
Series A Preferred Stock	—	—	—	10,972,813	—	10,972,813
Total	1,295,413	6,056,412	7,351,825	13,506,025	6,004,213	19,510,238

Index to Notes

(15) Supplemental Cash Flow Information

	March 30, 2025	March 31, 2024
Cash paid during the period for:
Interest (1)	$129,066	$127,067
Income taxes, net of refunds	1,848	3,118
Noncash investing and financing transactions:
Capital expenditures in accounts payable	14,476	25,640
Change in fair value of interest rate swap, net of tax	(536)	(3,655)
Excise tax	693	2,075
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
Recent Developments
Lucky Strike’s results for the nine months ended March 30, 2025 exhibited the expected total revenue growth and shift of focus to internal initiatives while also increasing liquidity in anticipation of what we believe will be an increased acquisition environment during the 2025 fiscal year. To highlight the Company’s recent activity during the nine months ended March 30, 2025:
•We reported total revenue growth of 3%.
•We rebranded the Company from Bowlero to Lucky Strike Entertainment.
•We completed and opened four newly-built Lucky Strike locations in prime markets.
•We completed the acquisitions of Boomers Parks, Spectrum Entertainment Complex, and Adventure Park to further enhance our location-based entertainment offerings. We also signed a definitive agreement to acquire Shipwreck Island water park, which closed in April.
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
Results of Operations
Three Months Ended March 30, 2025 Compared to the Three Months Ended March 31, 2024
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Three Months Ended
	March 30, 2025	%(1)	March 31, 2024	%(1)	Change	% Change
Revenues
Bowling	$159,756	47%	$165,528	49%	$(5,772)	(3)%
Food & beverage	120,452	35%	118,032	35%	2,420	2%
Amusement & other	59,674	18%	54,110	16%	5,564	10%
Total revenues	339,882	100%	337,670	100%	2,212	1%

Costs and expenses
Location operating costs, excluding depreciation and amortization	92,568	27%	86,766	26%	5,802	7%
Location payroll and benefit costs	75,617	22%	78,645	23%	(3,028)	(4)%
Location food and beverage costs	27,627	8%	27,178	8%	449	2%
Selling, general and administrative expenses, excluding depreciation and amortization	41,242	12%	37,121	11%	4,121	11%
Depreciation and amortization	40,325	12%	36,327	11%	3,998	11%
Loss on impairment and disposal of fixed assets, net	648	—%	1,011	—%	(363)	(36)%
Other operating income, net	(330)	—%	(390)	—%	(60)	(15)%
Total costs and expenses	277,697	82%	266,658	79%	11,039	4%

Operating income	62,185	18%	71,012	21%	(8,827)	(12)%

Other (income) expenses
Interest expense, net	49,414	15%	46,890	14%	2,524	5%
Change in fair value of earnout liability	(18,886)	(6)%	(8,868)	(3)%	(10,018)	*
Other expense	17	—%	3	—%	14	*
Total other expense	30,545	9%	38,025	11%	(7,480)	(20)%

Income before income tax expense	31,640	9%	32,987	10%	(1,347)	(4)%

Income tax expense	18,348	5%	9,141	3%	9,207	*
Net income	$13,292	4%	$23,846	7%	(10,554)	(44)%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended March 30, 2025, revenues totaled $339,882 and represented a slight increase of $2,212, or 1%, over the same period of last fiscal year. The slight increase is primarily attributable to an increase in revenue from newly acquired or leased locations, which was partially offset by a decline in revenues on a same-store basis.
The following table summarizes our revenues on a same-store-basis for the quarter ended March 30, 2025 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	March 30, 2025	March 31, 2024	Change	% Change
Revenues on a same-store basis (1)	$313,309	$331,984	$(18,675)	(6)%
Revenues for media, new and closed locations	25,937	4,416	21,521	*
Service fee revenue (2)	636	1,270	(634)	(50)%
Total revenues	$339,882	$337,670	$2,212	1%
(1) Revenues from 348 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed Form 10-Q for the three months ended March 31, 2024, revenues from 322 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. The decrease in same-store revenues during the quarter ended March 30, 2025 was primarily attributable to a reduction in our corporate event business relative to the same period of last fiscal year.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $5,802, or 7%. Increases in costs were in various areas including advertising, property taxes, insurance, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements. For instance, Raging Waves water park and Boomers Parks location operating costs contributed $4,300 to the increase. The increase in costs were partially offset by cost management initiatives, which resulted in a $1,900 decrease in repairs and maintenance expense. Location operating costs as a percent of revenues increased from 26% during the third quarter of fiscal 2024 to 27% during the third quarter of fiscal 2025, mainly due to the aforementioned location count growth and fixed costs.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs decreased $3,028, or 4%. The decrease in location payroll and benefit costs reflects the impact of the ongoing staffing optimization initiative. This is further illustrated by the decrease as a percent of revenues from 23% during the third quarter of fiscal 2024 to 22% during the third quarter of fiscal 2025. The decrease driven by staffing optimization was partially offset by location count growth. For instance, Raging Waves water park and Boomers Parks added $2,400 of location payroll and benefit costs.
Location food & beverage costs: Location food & beverage costs increased $449, or 2%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the third quarter of fiscal 2024.
Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $4,121 or 11%. The increase is attributable to share-based compensation expense, which contributed approximately $4,600 to the increase in SG&A expenses. The increase in share-based compensation expense is primarily due to the non-recurring settlement of equity awards related to the retirement of a long-time executive of the Company, which resulted in an additional $4,809 of share-based compensation expense. Excluding the impact of the non-recurring settlement of equity awards, SG&A expenses would have decreased as a result of ongoing cost management initiatives at corporate. For instance, professional fees and SG&A labor decreased approximately $1,100 and $400, respectively.
Depreciation and amortization: Depreciation and amortization increased $3,998 or 11%. The increase in depreciation and amortization reflects the added depreciable assets, finite-lived intangible assets, and finance leases through acquisitions and capital expenditures.

Index to Notes

Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $2,524, or 5%. The higher interest expense is primarily attributable to the $150,000 incremental term loan obtained in the second quarter of fiscal 2025 coupled with lower interest income as compared to the third quarter of fiscal 2024.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended March 30, 2025 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.
Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of 58% for the quarter ended March 30, 2025 was primarily attributed to the change in fair value of the earnout liability, and permanent differences.

Index to Notes

Nine Months Ended March 30, 2025 Compared to the Nine Months Ended March 31, 2024
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Nine Months Ended
	March 30, 2025	%(1)	March 31, 2024	%(1)	Change	% Change
Revenues
Bowling	$420,926	47%	$427,253	49%	$(6,327)	(1)%
Food & beverage	319,393	35%	304,137	35%	15,256	5%
Amusement & other	159,832	18%	139,356	16%	20,476	15%
Total revenues	900,151	100%	870,746	100%	29,405	3%

Costs and expenses
Location operating costs, excluding depreciation and amortization	261,490	29%	238,976	27%	22,514	9%
Location payroll and benefit costs	213,929	24%	219,441	25%	(5,512)	(3)%
Location food and beverage costs	71,382	8%	67,783	8%	3,599	5%
Selling, general and administrative expenses, excluding depreciation and amortization	110,437	12%	111,080	13%	(643)	(1)%
Depreciation and amortization	116,426	13%	104,750	12%	11,676	11%
Loss on impairment and disposal of fixed assets, net	4,695	1%	1,060	—%	3,635	*
Other operating (income) expense, net	(212)	—%	1,811	—%	(2,023)	*
Total costs and expenses	778,147	86%	744,901	86%	33,246	4%

Operating income	122,004	14%	125,845	14%	(3,841)	(3)%

Other (income) expenses
Interest expense, net	146,879	16%	130,575	15%	16,304	12%
Change in fair value of earnout liability	(87,489)	(10)%	14,541	2%	(102,030)	*
Other expense	817	—%	66	—%	751	*
Total other expense	60,207	7%	145,182	17%	(84,975)	(59)%

Income (loss) before income tax (benefit) expense	61,797	7%	(19,337)	(2)%	81,134	*

Income tax (benefit) expense	(2,897)	—%	2,067	—%	(4,964)	*
Net income (loss)	$64,694	7%	$(21,404)	(2)%	86,098	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the nine months ended March 30, 2025, revenues totaled $900,151 and represented an increase of $29,405, or 3%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations, which was partially offset by a decline in revenues on a same-store basis.
The following table summarizes our revenues on a same-store-basis for nine months ended March 30, 2025 as compared to the corresponding period last fiscal year:

Index to Notes

	Nine Months Ended
(in thousands)	March 30, 2025	March 31, 2024	Change	% Change
Revenues on a same-store basis (1)	$757,225	$786,890	$(29,665)	(4)%
Revenues for media, new and closed locations	141,096	79,333	61,763	78%
Service fee revenue (2)	1,830	4,523	(2,693)	(60)%
Total revenues	$900,151	$870,746	$29,405	3%
(1) Revenues from 327 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the nine months ended March 31, 2024, revenues from 311 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
The decrease in same-store revenues during the nine months ended March 30, 2025 was primarily attributable to a reduction in our corporate event business relative to the same period of last fiscal year.
Location operating costs: Location operating costs increased $22,514, or 9%. Increases in costs were in most areas and include amusement costs, advertising, rent, property taxes, and utilities. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements. For instance, Raging Waves water park and Boomers Parks location operating costs contributed $10,600 to the increase. The increase in costs were partially offset by cost management initiatives with reductions noted in supplies and repairs and maintenance of $2,200 and $3,500, respectively. Location operating costs as a percent of revenues increased from 27% during the third quarter of fiscal 2024 to 29% during the third quarter of fiscal 2025, mainly due to the aforementioned location count growth and fixed costs.
Location payroll and benefit costs: Location payroll and benefit costs decreased $5,512, or 3%. The decrease in location payroll and benefit costs reflects the impact of the ongoing staffing optimization initiative. This is further illustrated by the decrease as a percent of revenues from 25% during the third quarter of fiscal 2024 to 24% during the third quarter of fiscal 2025. The decrease driven by staffing optimization was partially offset by location count growth. For instance, Raging Waves water park and Boomers Parks added $6,300 of location payroll and benefit costs.
Location food & beverage costs: Location food & beverage costs increased $3,599, or 5%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the third quarter of fiscal 2024.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $643 or 1%. The decrease is mainly attributable to a decrease in professional fees, which contributed approximately $10,000 to the decrease in SG&A expenses. This was partially offset by an increase in share-based compensation expense, which increased approximately $8,200. The decrease in professional fees is mainly attributable to less acquisition activity as compared to the same period of the prior year and cost management initiatives at corporate. The cost management initiatives at corporate also resulted in a decrease in SG&A labor of approximately $900. The increase in share-based compensation expense is primarily due to the non-recurring settlement of equity awards related to the retirement of a long-time executive of the Company, which resulted in an additional $4,809 of share-based compensation expense. This was coupled with less forfeiture activity as compared to the same period of fiscal 2024 and an increase in share-based awards granted thus far in fiscal 2025.
Depreciation and amortization: Depreciation and amortization increased $11,676 or 11%. The increase in depreciation and amortization reflects the added depreciable assets, finite-lived intangible assets, and finance leases through acquisitions and capital expenditures.
Interest expense, net: Interest expense increased $16,304, or 12%. The higher interest expense is primarily the result of an added financing obligation within the second quarter of fiscal 2024, the $150,000 incremental term loan obtained in the second quarter of fiscal 2025, and lower interest income as compared to the third quarter of fiscal 2024.
Change in fair value of earnouts: The impact on the statement of operations during nine months ended March 30, 2025 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in the current quarter.
Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of (5)% for nine months ended March 30, 2025 was primarily attributed to the change in fair value of the earnout liability, permanent differences, and other discrete tax items.

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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net income to Adjusted EBITDA for each reporting period:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income (loss)	$13,292	$23,846	$64,694	$(21,404)
Adjustments:
Interest expense	49,414	49,177	146,879	136,321
Income tax expense (benefit)	18,348	9,141	(2,897)	2,067
Depreciation and amortization	40,741	36,765	117,751	106,298
Loss on impairment, disposals, and other charges, net	648	1,011	4,695	1,060
Share-based compensation (1)	8,788	4,143	17,955	9,743
Closed location EBITDA (2)	251	2,159	3,645	6,778
Transactional and other advisory costs (3)	4,485	3,813	11,764	17,146
Changes in the value of earnouts (4)	(18,886)	(8,868)	(87,489)	14,541
Other, net (5)	179	1,619	1,963	5,516
Adjusted EBITDA	$117,260	$122,806	$278,960	$278,066
Notes to Adjusted EBITDA:
(1)Includes the non-recurring settlement of equity awards related to the retirement of a long-time executive of the Company during the period ended March 30, 2025, which resulted in an additional $4,809 of share-based compensation expense.
(2)The closed location adjustment is to remove EBITDA for closed locations. Closed locations are those locations that are closed for a variety of reasons, including permanent closure, newly acquired or built locations prior to opening, locations closed for renovation or rebranding and conversion. If a location is not open on the last day of the reporting period, it will be considered closed for that reporting period. If the location is closed on the first day of the reporting period for permanent closure, the location will be considered closed for that reporting period.
(3)The adjustment for transaction costs and other advisory costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, dispositions and costs in connection with an initial public offering, in each case, regardless of whether consummated.
(4)The adjustment for changes in the value of earnouts is to remove of the impact of the revaluation of the earnouts. Changes in the fair value of the earnout liability is recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
(5)Other includes the following related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations: (i) non-routine expenses, net of recoveries for matters outside the normal course of business, (ii) costs incurred that have been expensed associated with obtaining an equity method investment in a subsidiary of VICI, (iii) severance expense, and (iv) other individually de minimis expenses. Certain prior year amounts have been reclassified to conform to current year presentation.

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
At March 30, 2025, we had approximately $79,088 of available cash and cash equivalents.
Nine Months Ended March 30, 2025 Compared to the Nine Months Ended March 31, 2024
The following compares the primary categories of the condensed consolidated statements of cash flows for the period ended March 30, 2025 and March 31, 2024:

	Nine Months Ended		$ Change	% Change
(in thousands)	March 30, 2025	March 31, 2024
Net cash provided by operating activities	$154,767	$148,098	$6,669	5%
Net cash used in investing activities	(166,412)	(285,960)	119,548	42%
Net cash provided by financing activities	23,925	154,287	(130,362)	(84)%
Effect of exchange rate changes on cash	(164)	371	(535)	*
Net change in cash and cash equivalents	$12,116	$16,796	$(4,680)	(28)%
_________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $154,767 as compared to $148,098 during the same period of the prior fiscal year. The increase in cash provided by operating activities primarily reflects an increase in revenues and lease incentive receipts partially offset by higher interest expense.
Investing activities used $166,412 as compared to $285,960 during the same period of the prior fiscal year. The decrease in cash used in investing activities mainly reflects a reduction in capital expenditures and less acquisition activity as compared to the same period of the prior year. This was partially offset by the purchase of 66 acres of land adjacent to Raging Waves water park for $9,400.
Financing activities provided $23,925 as compared to $154,287 during the same period of the prior fiscal year. The decrease in cash provided by financing activities primarily reflects the proceeds from the transaction with VICI during the same period of the prior year, increased cash dividends, and the settlement of equity awards during the nine months ended March 30, 2025. This was partially offset by less share buyback activity as compared to the same period of the prior year and the impact of the $150,000 incremental term loan.
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
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended March 30, 2025.

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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $12,824 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Term Loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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

Index to Notes

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended March 30, 2025.
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
The following table provides information regarding purchases of our securities made by us for the quarter ended March 30, 2025.

(in thousands, except share and per share amounts)	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
December 30, 2024 to February 2, 2025	1,733,144	$10.26	1,733,144	$101,154
February 3, 2025 to March 2, 2025	500	10.44	500	101,149
March 3, 2025 to March 30, 2025 (1)	1,957,130	11.29	209,696	99,215
Total	3,690,774	$10.81	1,943,340
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).
(1) The company repurchased 1,747,434 shares of Class A common stock as part of an employment separation agreement at a purchase price of $11.54 per share. This repurchase was not part of the Company’s Publicly Announced Repurchase Program. Therefore, this repurchase is included in the Total Number of Class A Shares Purchased and Average Price Paid per Class A Share above, but is excluded from the Total Number of Shares Purchased as Part of Publicly Announced Programs and Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program above.

Index to Notes

Item 6. Exhibits

Exhibit No.	Description
10.1+	Amendment to Employment Agreement, dated May 7, 2025, by and between Lucky Strike Entertainment Corporation and Robert Lavan.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
+ Filed herewith.

Index to Notes

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY STRIKE ENTERTAINMENT CORPORATION

Date:	May 8, 2025	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)