Form 10-K
period 2025-06-29
Lucky Strike Entertainment Corp
filed 2025-08-28
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2025
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $190,726,000, based on the closing price of $10.78 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange.
The registrant had outstanding 81,695,761 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A convertible preferred stock as of August 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Richmond, Virginia	Auditor Firm ID:	34

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to: our ability to design and execute our business strategy; changes in consumer preferences and buying patterns; our ability to compete in our markets; the occurrence of unfavorable publicity; risks associated with long-term non-cancellable leases for our locations; our ability to retain key managers; risks associated with our substantial indebtedness and limitations on future sources of liquidity; our ability to carry out our expansion plans; our ability to successfully defend litigation brought against us; failure to hire and retain qualified employees and personnel; cybersecurity breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other conflicts; public health emergencies and pandemics, such as the COVID-19 pandemic, or natural catastrophes and accidents; fluctuations in our operating results; economic conditions, including the impact of increasing interest rates, inflation and recession; and other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under Part I, Item 1A “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business
Overview
Lucky Strike Entertainment Corporation is one of the world’s premier operators of location-based entertainment. With over 360 locations across North America, the Company provides experiential offerings in bowling, amusements, water parks, and family entertainment centers (FEC’s). The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. All amounts are in thousands, except share, per share, or as otherwise specifically noted.
Competitive Strengths
We believe our key competitive strengths include our highly loyal customers, diverse product offerings, excellent and well-diversified geographic locations, proven business model, and experienced management team, all of which contribute to our solid track record of sustainable growth and generating positive operating results.
Loyal Customers: We are well-positioned in highly attractive markets across North America to capitalize on the very large addressable market for out-of-home entertainment. With our strong market position, we are able to leverage our competitive strengths to grow our business by, among other things, differentiating our bowling, dining, amusements, water park and other family entertainment offerings for our customers. Retail consists of our walk-in customers and is by far our largest and most diverse audience. Within our bowling offering, leagues are a large and stable source of recurring revenue. Group events, such as birthday parties and corporate events, are a consistent revenue stream with significant growth potential at our locations. Single day, annual, or season pass holders also provide for steady foot traffic and additional guest spending at our locations.

Branding: Our locations operate under different brand names and our branding plays an integral role in the success of our business. The Lucky Strike and Bowlero branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and a more robust customer service for individual and group events. The AMF locations are traditional bowling locations in an updated format. The Boomers Parks branded locations offer a dynamic FEC concept with various attractions. The Water Parks’ branding is rooted in long-established local identities that are well recognized within their communities.
Diverse Product Offerings: We attribute our success to our many competitive strengths and our ongoing efforts to grow and revitalize all aspects of the bowling industry and out of home family entertainment. We are well positioned in the marketplace with our well-located locations, combined with our strong branding and highly loyal customer base. We have made significant investments over the years in upgrading and converting our locations and training our staff to provide our guests with world-class customer experiences. Our gaming operations pioneer in-location gaming, apps and new technology to bring gaming into and beyond our bowling locations. Our food and beverage offerings are a key element to the overall experience at our locations for which we are well positioned for the price, quality and value. As the leader in bowling entertainment, the Professional Bowlers Association (“PBA”) is a strategic part of our operations, as the PBA has thousands of members and millions of fans across the globe. The PBA is the major sanctioning body for the sport of professional ten-pin bowling in the United States, a membership organization for professional bowlers, and the host of several professional bowling tours and tournaments and related broadcasting.
Proven Business Model: Lucky Strike Entertainment has a lengthy history since our founding in 1997. We remain focused on creating long-term shareholder value by driving organic growth through conversions and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, as well as through the opening of new locations. Additionally, we have implemented several initiatives, including data-driven offerings, self-service kiosks, robotic process automation, online reservations and event sales, as well as other technologies to optimize our resources so as to operate with a leaner staffing model, further improving margins and operating cash flows.
A key part of our growth strategy is location acquisitions. We have an established blueprint for in-market acquisitions, including entering markets through direct purchases or through leasing arrangements, and we continually evaluate potential acquisitions that strategically fit within our overall growth strategy. We acquired 10 location-based entertainment venues in fiscal 2025 and 75 since the start of fiscal year 2022. See in Note 3 - Business Combinations and Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Data-Driven Offerings: One of our core competitive strengths lies in our ability to capture and leverage customer data from the tens of millions of guests who visit our diverse offerings each year. Unlike many competitors who operate in a single vertical, our multi-faceted portfolio—spanning entertainment, dining, events, and digital touchpoints—creates a rich, 360-degree view of customer behavior. Every transaction, reservation, and interaction provides actionable insights into preferences, spending patterns, and engagement drivers. By integrating this data across platforms, we can personalize marketing, optimize pricing, and introduce loyalty initiatives that increase frequency and share of wallet. Over time, the more customers engage with us, the smarter and more targeted our offerings become, reinforcing retention and strengthening long-term growth.
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
Foreign Operations
We currently operate four locations in Mexico and two in Canada. Our Mexican and Canadian locations, combined, represented approximately $12,530 and $14,003 in revenues for the fiscal years 2025 and 2024, respectively, and have combined net assets of $27,407 and $29,772 as of June 29, 2025 and June 30, 2024, respectively. Our foreign operations are subject to various risks of conducting businesses in foreign countries, including changes in foreign currencies, laws, regulations, and economic and political stability.
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
Seasonality
Our operating results fluctuate seasonally. For bowling locations, we typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. For FEC and water park locations, we typically generate our highest sales volumes during the fourth and first quarters of our fiscal years due to more favorable weather conditions and the timing of operating seasons. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for our full fiscal year.
Government Regulation
We are subject to various federal, state and local laws and regulations affecting the development and operation of our locations. For a discussion of government regulation risks to our business, see “Risk Factors.”
Human Capital Management
Overview: As of June 29, 2025, we employed approximately 12,565 employees, including approximately 11,854 in the operation of our locations and approximately 711 at the corporate level. We had approximately 3,198 full-time employees and 9,367 part-time employees, of whom 60 were based in Canada and 101 in Mexico. We had 58 employees who are members of a union. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our locations. Each location typically employs a location General Manager, two operation managers, a facilities manager who oversees the maintenance of the facility and equipment, and approximately 20 to 30 associates to handle food and beverage preparation, customer service and maintenance. Our staffing requirements are seasonal, and the number of people we employ at our locations fluctuates throughout the year.
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

Available Information
Our website address is www.luckystrikeent.com, and our investor relations website is located at http://ir.luckystrikeent.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC's website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department at Lucky Strike Entertainment Corporation, 7313 Bell Creek Road, Mechanicsville, Virginia 23111. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

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
Our ability to increase revenues and profitability is dependent on executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our ability to:
•increase gross sales and operating profits at existing locations with bowling, amusement, ride, food, beverage, game and entertainment options desired by our guests;
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
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment. We also face competition from local, regional, and national establishments that offer similar entertainment experiences to ours that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. In addition, we also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment markets could have a material adverse effect on our business, results of operations and financial condition.
Unfavorable publicity or a failure to respond effectively to adverse publicity, could harm our business.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of Lucky Strike Entertainment and our other brands, the quality of our facilities and our integrity. Multi-location businesses, such as ours, can be adversely affected by unfavorable publicity resulting from food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our locations. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our locations. Failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy.
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
Payments under our non-cancelable, long-term operating leases account for a significant portion of our operating expenses, and we expect many of the new locations we open in the future may also be leased. We often cannot cancel these leases without substantial economic penalty. If an existing or future location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
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
Our substantial indebtedness as of June 29, 2025 and our forecasted current debt service and interest payments in fiscal year 2026 could have important consequences to us, including:
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
Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale, web and mobile platforms, mobile payment systems and administrative functions, contain personal, financial or other information that is entrusted to us by our guests and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cyber incident (generally any intentional or unintentional attack that results in unauthorized access resulting in disruption of systems, corruption of data, theft or exposure of confidential information or intellectual property) that compromises the information of our customers or employees or has operational impact(s) could result in widespread negative publicity, damage to our reputation, a loss of customers, and disruption of our business.
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. We are subject to various state laws and regulations regarding data protection and consumer privacy, including but not limited to the California Consumer Privacy Act (CCPA), which provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. Non-compliance with these state privacy laws could result in regulatory fines and/or class action litigation. Additionally, class actions and mass arbitration filings related to the alleged wrongful collection of personal data are increasingly common, and statutory damages under certain privacy laws could result in financial exposure. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to regulatory enforcement actions, orders, or consent decrees, as well as private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry Data Security Standard (“PCI”) compliance at our corporate office and locations. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards.
Our existing cybersecurity policy includes cybersecurity techniques, tactics, and procedures, including continuous monitoring and detection programs, network protections, annual employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures. We also maintain and periodically update our written incident response plan to reflect evolving legal requirements and threat landscapes. We utilize a voluntary tool to help manage privacy risk by independently benchmarking our cybersecurity program to the NIST Cybersecurity Framework, using an independent third party, and we share the results of our annual audit with our audit committee. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cybersecurity breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
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
Our operating results fluctuate significantly due to seasonal factors. School operating schedules, holidays and weather conditions affect our sales volumes in all of our regions, but the impact and the timing of impact varies in each region. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant impact on our results. For instance, bad weather and even forecasts of bad weather, including abnormally hot, cold, snow/ice and/or wet weather, particularly during weekends, holidays or other peak periods could adversely affect location foot traffic and guest spending patterns.
The safety of guests and employees is one of the Company's top priorities. Certain locations feature attractions with enhanced safety protocols. There are inherent risks involved with these attractions, and an accident or a serious injury at any of the locations could result in negative publicity and could reduce foot traffic and result in decreased revenues. In addition, accidents or injuries at facilities operated by competitors, could influence the general attitudes of guests and adversely affect foot traffic at our locations. Other types of incidents such as food borne illnesses, product recalls on items sold, and disruptive, negative guest behavior which have either been alleged or proved to be attributable to our locations or competitors could adversely affect foot traffic and revenues.
Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, tariffs (new or increased), governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to public health crises or pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our locations, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our locations and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items and certain utilities contracts, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our guests, our operating results could be adversely affected.
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
We are subject to income, sales, use and other taxes in the United States and certain non-U.S. jurisdictions including Mexico and Canada. Changes in applicable U.S. federal, state, local or non-U.S. tax laws and regulations, including the Tax Cuts and Jobs Act (the “Tax Act”), Inflation Reduction Act, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the One Big Beautiful Bill Act (the “OBBBA”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to these enacted law changes, could affect our effective income tax rate.
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
Old Bowlero had incurred losses during its history. To the extent that we generate taxable losses or not enough taxable income, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of June 29, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $137,445. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Some states have conformed to the Tax Act or the CARES Act, while others have not.
In addition, Old Bowlero’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”), and state tax authorities including the treatment of the Combination as a reverse acquisition for income tax purposes. Under Sections 382 and 383 of the Code, Lucky Strike Entertainment’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of Lucky Strike Entertainment’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. It is currently estimated that $23,057 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004 and 2017. The Company expensed $208,697 in the prior fiscal year of tax losses that will expire unused due to the limitation caused by the 2004 ownership change. The Company has concluded it has not experienced an ownership change, as defined under Section 382 and 383, since July 2017.
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
We have no direct operations and no significant assets other than our ownership of our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from such subsidiaries. The earnings from, or other available assets of, Lucky Strike Entertainment may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
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
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is performing well
As of August 21, 2025, A-B Parent LLC (“Atairos”) and Mr. Shannon, our Chairman, Founder and Chief Executive Officer, collectively beneficially own approximately 95% of the outstanding shares of Lucky Strike Entertainment’s common stock (which includes both Class A common stock and Class B common stock) on an as-converted basis. Neither Atairos nor Mr. Shannon are subject to any lock-ups and are not restricted from selling shares of Lucky Strike Entertainment’s common stock held by them, other than by applicable securities laws. We have also registered shares held by the Atairos and Mr. Shannon for sale under various registration statements and such registration statements remain available for use. As such, sales of a substantial number of shares of Lucky Strike Entertainment’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.
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
In addition, as long as Atairos and Mr. Shannon beneficially own at least a majority of the voting power of our outstanding common stock, Atairos and Mr. Shannon will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these certificate of incorporation, bylaws and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by Atairos and Mr. Shannon could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers, thereby reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.
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
Our certificate of incorporation provides that, unless Lucky Strike Entertainment otherwise consents in writing, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware) will be the sole and exclusive forum for resolution of (a) any derivative action or proceeding brought on behalf of Lucky Strike Entertainment, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of Lucky Strike Entertainment to Lucky Strike Entertainment or any of the Lucky Strike Entertainment’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws or (d) any action asserting a claim governed by the “internal affairs doctrine.” Notwithstanding the foregoing, the federal district courts of the United States will be the exclusive forum for the resolution of any claims arising under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
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
Shares of Class B common stock have 10 votes per share, while shares of Class A common stock have one vote per share. Mr. Shannon holds all of the issued and outstanding shares of Class B common stock. Accordingly, Mr. Shannon, directly or indirectly, holds over 85% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions, despite holding only approximately 43% of the total shares of Lucky Strike Entertainment’s common stock. So long as at least approximately 16% of the outstanding of shares of our Class B common stock remain outstanding, the holders of Class B common stock will be able to control the outcome of matters submitted to a stockholder vote requiring a majority vote.
In addition, pursuant to the Stockholders Agreement (as defined below), Mr. Shannon and Atairos have board designation rights and Atairos also has certain consent rights as described below.
Mr. Shannon and Atairos may have interests that differ from our stockholders and may vote in a way with which our stockholders disagree and which may be adverse to our stockholders' interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Lucky Strike Entertainment, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Lucky Strike Entertainment, and might ultimately affect the market price of shares of our Class A common stock.
Lucky Strike Entertainment’s founder and Chief Executive Officer and Atairos have certain board nomination rights that enable them to exercise substantial control over all corporate actions, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
We have entered into a stockholders agreement (the “Stockholders Agreement”) with Atairos and Mr. Shannon, pursuant to which each of Atairos and Mr. Shannon has the right to designate nominees for election to our board of directors at any meeting of our stockholders. The number of nominees that each of Atairos and Mr. Shannon are entitled to nominate is dependent on their respective beneficial ownership of the Class A common stock and the Class B common stock. For so long as Atairos and its affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Atairos will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Atairos will be entitled to designate one director to our board of directors. For so long as Mr. Shannon and his affiliates own (i) 15% or more of the combined Class A common stock and the Class B common stock, Mr. Shannon will be entitled to designate three directors to our board of directors and (ii) less than 15% but at least 5%, Mr. Shannon will be entitled to designate one director to our board of directors.
In addition, the Stockholders Agreement grants Atairos special governance rights for so long as Atairos and its affiliates collectively maintain beneficial ownership of at least 15% of the combined Class A common stock and Class B common stock, including, but not limited to, rights of approval over certain strategic transactions such as mergers or other similar transactions in significance that is above 15% of the total enterprise value of Lucky Strike Entertainment, joint ventures involving investment or contribution in excess of 15% of the total enterprise value of Lucky Strike Entertainment, incurring indebtedness above a certain threshold, increasing the size of the board of directors, and issuing capital stock representing more than 15% of the outstanding common stock or creating a capital stock that is senior to the common stock.
Accordingly, for so long as Atairos and Mr. Shannon continue to control a significant percentage of the voting power of Lucky Strike Entertainment, they will be able to significantly influence the composition of our board of directors and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of Lucky Strike Entertainment and ultimately might affect the market price of Class A common stock.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”). As a result, we qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
Mr. Shannon, controls a majority of the voting power of Lucky Strike Entertainment. As a result, Lucky Strike Entertainment is a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:
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
We currently do not and do not intend to utilize any of these exemptions. However, we will be able to utilize any of these exemptions in the future at our discretion for so long as Lucky Strike Entertainment is a “controlled company.” Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Lucky Strike Entertainment Corporation developed, implemented, and maintains a cybersecurity program to identify, assess, and mitigate cybersecurity risks leveraging industry frameworks, including NIST CSF (Cyber Security Framework) and PCI DSS (Data Security Standards), which serves as a reference for the cybersecurity program. As part of its program, Lucky Strike Entertainment maintains various safeguards to protect the confidentiality, integrity, and availability of data and information systems, including:
•Third-party managed detection and response service to monitor for cybersecurity threats and provide incident response. Lucky Strike Entertainment uses MDR (Managed Detection and Response) from a leading company for initial detection and incident response;
•Layered controls to help detect, prevent, and mitigate cyber security threats to Lucky Strike Entertainment systems and data, including various techniques such as firewall policies, DNS protection solutions, SIEM, and IPS;
•Policies, standards, and procedures to establish Lucky Strike Entertainment’s expectations and requirements for managing risks;

•Cyber security training for employees and quarterly phishing testing; and
•Monitoring of cyber security risks associated with third-party service providers using identity protection solutions, firewall solutions, Connectwise Control, and other methods.
Lucky Strike Entertainment also utilizes third party services from multiple cybersecurity experts on matters including internal and external vulnerability scanning and penetration testing, cybersecurity gap assessments, consulting on best practices, and addressing new challenges. The company uses information from these services to improve its cybersecurity policies, procedures, and tools.
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
Governance
Our Audit Committee has primary oversight of the Company’s information security programs, including cybersecurity. Lucky Strike Entertainment’s Information Technology Department regularly updates the Audit Committee on information security matters, and the Audit Committee periodically advises Lucky Strike Entertainment’s full Board of Directors on information security and cybersecurity risks. These updates include a review of the appropriateness of our various procedures related to the security of our network and data, as well as the evaluation of new and existing technologies and their effectiveness in meeting our business objectives. The cybersecurity oversight within the IT department is led by the VP of IT Infrastructure and Senior Manager of Network and Security, who have over 30 years of IT experience between them. Information on currently implemented security products and controls and statistics on system counts for managed detection and response coverage are presented, along with compliance information.
Item 2. Properties
The Company conducts its operations in properties that are owned and leased. We lease our corporate headquarters located at 7313 Bell Creek Road, Mechanicsville, Virginia 23111. We also lease office space and storage space in various locations.
We operate location-based entertainment venues in 35 states and territories within the United States, as well as locations in Mexico and Canada. The following summarizes the Company’s current locations in operation by country and ownership classification as of June 29, 2025:

Locations in United States
Leased	345
Owned	14
Total locations in the United States	359

Locations in Mexico
Leased	1
Owned	3
Total locations in Mexico	4

Locations in Canada
Leased	2
Owned	—
Total locations in Canada	2

Total locations	365

On July 10, 2025, the Company acquired 58 existing properties that were leased under the third Carlyle master lease agreement for $306,000. As a result of this transaction, the Company now only has two master lease agreements with Carlyle covering 146 properties.
The following table summarizes the Company’s current operating locations in the United States by state or territory as of June 29, 2025:

State	Number of Locations	State	Number of Locations
California	59	Wisconsin	5
Florida	35	Washington	5
Virginia	29	Connecticut	5
Texas	23	Kansas	4
New York	20	Missouri	4
Arizona	19	Oklahoma	3
Maryland	18	South Carolina	3
Illinois	18	Iowa	2
Colorado	16	Delaware	1
Georgia	13	Indiana	1
North Carolina	13	Louisiana	1
Pennsylvania	10	Nebraska	1
New Jersey	9	Oregon	1
Ohio	9	Puerto Rico	1
Massachusetts	8	Rhode Island	1
Alabama	7	Tennessee	1
Michigan	7	Hawaii	1
Minnesota	6
As of June 29, 2025, we currently have one location in development, and two closed locations in our real estate portfolio.
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
Our Class A common stock is currently listed on the NYSE under the symbol “LUCK”.
Holders of Common Stock
As of August 21, 2025, there were 78 holders of record of our Class A common stock and 1 holders of record of our Class B common stock. Such amounts do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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
For the fiscal year ended June 29, 2025, 6,796,938 shares of Class A common stock were repurchased for a total of $72,138, for an average purchase price per share of $10.61, and bringing the cumulative total shares repurchased to 40,868,233 for a total of $453,913 at an average per share price of $11.11.
The following table provides information regarding purchases of our securities made by us for the quarter ended June 29, 2025.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
March 31, 2025 to May 4, 2025	816,428	$8.56	816,428	$92,223
May 5, 2025 to June 1, 2025	—	—	—	92,223
June 2, 2025 to June 29, 2025	—	—	—	92,223
Total	816,428	$8.56	816,428

*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Lucky Strike Entertainment Corporation, the S&P TMI Consumer Discretionary Index
and the S&P 500 Index

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/15/21
07/03/22
01/01/23
07/02/23
12/31/23
06/30/24
12/30/24
06/29/25
Lucky Strike
S&P TMI Consumer Discretionary
S&P 500

	12/15/21	07/03/22	01/01/23	07/02/23	12/31/23	06/30/24	12/29/24	06/29/25
Lucky Strike	$100.00	$110.00	$134.80	$116.40	$141.60	$144.90	$109.78	$95.87
S&P TMI Consumer Discretionary	100.00	68.55	64.14	83.47	90.03	94.57	117.36	111.53
S&P 500	100.00	81.89	82.91	96.92	104.70	120.71	132.87	138.29
*Assumes $100 was invested on December 15, 2021, the day our stock began trading as Lucky Strike Entertainment Corporation, following the Business Combination between Old Bowlero and Isos, including reinvestment of dividends. The performance shown in the graph is not necessarily indicative of future price performance.
Dividend Policy
Beginning in the third quarter of fiscal year 2024, our board of declared a common stock dividend of $0.055 per share. During the year ended June 29, 2025, the Company paid cash dividends of $33,458. We expect to continue to pay comparable quarterly cash dividends on our common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant.
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

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Lucky Strike Entertainment Corporation’s audited consolidated financial statements and notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” and “Lucky Strike” are intended to mean the business and operations of Lucky Strike Entertainment Corporation and its consolidated subsidiaries. Unless otherwise indicated, all financial information in this section is presented in thousands.
Discussion regarding our financial condition and results of operations for fiscal 2024 compared with fiscal 2023 is included in Item 7 of the Annual Report on Form 10-K for the fiscal period ended June 30, 2024.
Overview
Lucky Strike Entertainment Corporation is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. The Company also operates other forms of location-based entertainment, such as FEC’s and water parks, which include Octane Raceway, Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park and Boomers Parks.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, the opening of new locations and acquisitions.
Recent Developments
Lucky Strike’s results for the fiscal year ended June 29, 2025 exhibited the planned fiscal year 2025 reinvestment in the business through acquisitions, new builds, and conversions. To highlight the Company’s recent activity during the fiscal year ended June 29, 2025:
•We reported total revenue growth of 4%.
•We rebranded the Company from Bowlero to Lucky Strike Entertainment.
•We completed and opened four newly-built Lucky Strike locations in prime markets.
•We completed the acquisitions of Boomers Parks (inclusive of Big Kahuna’s water park), Spectrum Entertainment Complex, Adventure Park, and Shipwreck Island water park to further enhance our location-based entertainment offerings.
•We acquired 66 acres of land adjacent to Raging Waves water park for further expansion.
•Subsequent to June 29, 2025, we completed the acquisition of 58 existing properties previously under lease. We also completed the acquisition of Wet ‘n Wild Emerald Pointe, Castle Park, and two additional Boomers Parks locations. Lastly, we signed a definitive agreement to acquire Raging Waters Los Angeles, which is expected to be completed in fiscal 2026.
Presentation of Results of Operations
The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods. Our current and prior fiscal years were fifty-two weeks and ended on June 29, 2025 (“fiscal 2025”) and June 30, 2024 (“fiscal 2024”), respectively.
All amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Results of Operations
Fiscal Year Ended June 29, 2025 Compared To the Fiscal Year Ended June 30, 2024
Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the fiscal years ended presented below:

	Fiscal Year End
	June 29, 2025	%(1)	June 30, 2024	%(1)	Change	% Change
Revenues
Bowling	$549,895	46%	$557,962	48%	$(8,067)	(1)%
Food & beverage	424,214	35%	401,383	35%	22,831	6%
Amusement & other	227,224	19%	195,269	17%	31,955	16%
Total revenues	1,201,333	100%	1,154,614	100%	46,719	4%

Costs and expenses
Location operating costs, excluding depreciation and amortization	375,573	31%	328,551	28%	47,022	14%
Location payroll and benefit costs	284,131	24%	287,206	25%	(3,075)	(1)%
Location food and beverage costs	94,553	8%	90,752	8%	3,801	4%
Selling, general and administrative expenses, excluding depreciation and amortization	143,173	12%	148,007	13%	(4,834)	(3)%
Depreciation and amortization	156,852	13%	145,364	13%	11,488	8%
Loss on impairment and disposal of fixed assets, net	10,905	1%	61,433	5%	(50,528)	(82)%
Other operating (income) expense, net	(1,041)	—%	1,711	—%	(2,752)	*
Total costs and expenses	1,064,146	89%	1,063,024	92%	1,122	—%

Operating income	137,187	11%	91,590	8%	45,597	50%

Other (income) expenses
Interest expense, net	196,371	16%	177,611	15%	18,760	11%
Change in fair value of earnout liability	(101,484)	(8)%	25,456	2%	(126,940)	*
Other expense	817	—%	76	—%	741	*
Total other expense	95,704	8%	203,143	18%	(107,439)	(53)%

Income (loss) before income tax expense (benefit)	41,483	3%	(111,553)	(10)%	153,036	*

Income tax expense (benefit)	51,505	4%	(27,972)	(2)%	79,477	*
Net loss	$(10,022)	(1)%	$(83,581)	(7)%	73,559	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Revenues: For fiscal 2025, revenues totaled $1,201,333 and represented an increase of $46,719 or 4% over the prior fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations, which was partially offset by a decline in revenues on a same-store basis.

	Fiscal Year Ended
(in thousands)	June 29, 2025	June 30, 2024	Change	% Change
Revenues on a same-store basis (1)	$990,678	$1,029,251	$(38,573)	(3.7)%
Revenues for media, new and closed locations	208,191	119,901	88,290	73.6%
Service fee revenue (2)	2,464	5,462	(2,998)	(54.9)%
Total revenues	$1,201,333	$1,154,614	$46,719	4.0%
___________
(1) Revenues from 326 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-K for the year ended June 30, 2024, revenues from 311 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings.
Same-store revenues includes revenues from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues. The decrease in same-store revenues during fiscal 2025 was primarily attributable to a reduction in retail or walk-in and corporate event business relative to fiscal year 2024. This was partially offset by a strong consumer response to spring offerings and our summer season pass during the fourth quarter.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $47,022, or 14%. The increase includes a $20,700 non-cash impact related to an increase in self-insurance reserves during the fourth quarter of fiscal 2025. In addition, there were increases in costs in various other areas including utilities, advertising, property taxes, and rent. The increase in costs was mainly attributable to location count growth from acquisitions and lease agreements. For instance, Raging Waves water park and Boomers Parks location operating costs contributed $16,000 to the increase. The increase in costs were partially offset by cost management initiatives, which resulted in a $4,500 decrease in repairs and maintenance expense. Location operating costs as a percent of revenues increased from 28% during fiscal 2024 to 31% during fiscal 2025, mainly due to the aforementioned increase in self-insurance reserves coupled with location count growth and fixed costs.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs decreased $3,075, or 1%. The decrease in location payroll and benefit costs reflects the impact of the ongoing staffing optimization initiative. This is further illustrated by the decrease as a percent of revenues from 25% during fiscal 2024 to 24% during fiscal 2025. The decrease driven by staffing optimization was partially offset by location count growth. For instance, Raging Waves water park and Boomers Parks added $12,000 of location payroll and benefit costs.
Location food & beverage costs: Location food & beverage costs increased $3,801, or 4%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to fiscal 2024.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $4,834 or 3%. The decrease is mainly attributable to a decrease in professional fees, which contributed approximately $14,300 to the decrease in SG&A expenses. This was partially offset by an increase in share-based compensation expense, which increased approximately $7,800. The increase in share-based compensation expense is primarily due to the non-recurring settlement of equity awards related to the retirement of a long-time executive of the Company, which resulted in an additional $4,809 of share-based compensation expense. The decrease in professional fees is mainly attributable to less acquisition activity as compared to the prior year and cost management initiatives at corporate. The cost management initiatives at corporate also resulted in a decrease in SG&A labor of approximately $2,000.
Depreciation and amortization: Depreciation and amortization increased $11,488 or 8%. The increase in depreciation and amortization reflects the added depreciable assets, finite-lived intangible assets, and finance leases through acquisitions and capital expenditures.
Loss on impairment and disposal of fixed assets, net: Loss on impairment and disposal of fixed assets decreased $50,528 or 82%. The decrease is mainly attributable to fiscal 2024 including the impact of the reclassification of the

Bowlero trade name intangible asset from indefinite lived to finite lived due to the rebranding of bowling locations. This resulted in a non-recurring impairment charge of $52,030 in fiscal 2024.
Interest expense, net: Interest expense increased $18,760, or 11%. The higher interest expense, net is primarily the result of an added financing obligation within the second quarter of fiscal 2024, the $150,000 incremental term loan obtained in the second quarter of fiscal 2025, and lower interest income as compared to fiscal 2024.
Change in fair value of earnouts: The impact on the statement of operations during fiscal 2025 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock price in fiscal 2025.
Income Taxes: Income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The current year income tax expense was mainly driven by the increase of $65,104 for valuation allowance due to unrealizable Section 163(j) interest limitation off set by benefits for state and local income tax expenses, disallowed expenses associated with the earnout expense, S162(m) limitations and other items.
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

The following table provides a reconciliation from net loss to Adjusted EBITDA for the fiscal years ended June 29, 2025 and June 30, 2024:

(in thousands)	June 29, 2025	June 30, 2024
Net loss	$(10,022)	$(83,581)
Adjustments:
Interest expense	196,371	185,181
Income tax expense (benefit)	51,505	(27,972)
Depreciation and amortization	158,527	147,362
Loss on impairment, disposals, and other charges, net (1)	28,615	62,562
Share-based compensation	21,632	13,775
Closed location EBITDA (2)	3,054	9,006
Transactional and other advisory costs (3)	17,117	21,303
Changes in the value of earnouts (4)	(101,484)	25,456
Other, net (5)	2,372	8,405
Adjusted EBITDA	$367,687	$361,497
Adjusted EBITDA represents Net loss before Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, Changes in the value of earnouts and Other. Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
Notes to Adjusted EBITDA:
(1)For the fiscal year ended June 29, 2025 reflects a change in estimate in our self-insurance reserves related to claims that occurred prior to the beginning of the fiscal year, which resulted in a non-cash self-insurance reserve adjustment of $17,710. Also includes non-cash expenses related to impairments, disposals, and asset write-offs.
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
(4)The adjustment for changes in the value of earnouts is to remove the impact of the revaluation of the earnouts. Changes in the fair value of the earnout liability is recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
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
On July 10, 2025, the Company entered into a Thirteenth Amendment (the “Thirteenth Amendment”) to the First Lien Credit Agreement. The Thirteenth Amendment provides for a $230,000 bridge term loan. The maturity date for the bridge term loan is the date that is 364 days after July 10, 2025. The bridge term loans bears interest at a rate per annum equal to the Adjusted Term SOFR plus 2.50%, which will increase by 0.50% on each of the 90th, 180th and 270th days after July 10, 2025.
Under the First Lien Credit Agreement, we have access to a senior secured revolving credit facility (the “Revolver”). The outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
In connection with the Company entering into the Eighth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $200,000.
In connection with the Company entering into the Ninth Amendment, the Revolver commitment was increased by $35,000 to an aggregate amount of $235,000.
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
As of June 29, 2025, $30,000 was drawn on the Revolver.
On July 16, 2025, the Company entered into a Fourteenth Amendment (the “Fourteenth Amendment”) to the First Lien Credit Agreement. The Fourteenth Amendment provides for a $50,000 increase of the Revolver commitment to an aggregate amount of $385,000.
For more information on our debt, see Note 9 - Debt of the notes to consolidated financial statements of this Annual Report on Form 10-K.
At June 29, 2025, we had approximately $59,686 of available cash and cash equivalents.

Fiscal Year Ended June 29, 2025 Compared To the Fiscal Year Ended June 30, 2024
The following compares the primary categories of the consolidated statements of cash flows for the years ended June 29, 2025 and June 30, 2024:

	Fiscal Year Ended		$ Change	% Change
(in thousands)	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$177,221	$154,830	$22,391	14%
Net cash used in investing activities	(220,311)	(385,656)	165,345	43%
Net cash provided by financing activities	35,860	102,157	(66,297)	(65)%
Effect of exchange rate changes on cash	(56)	8	(64)	*
Net change in cash and cash equivalents	$(7,286)	$(128,661)	$121,375	(94)%
___________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $177,221 as compared to $154,830 during the prior fiscal year. The increase in cash provided by operating activities primarily reflects an increase in revenues and lease incentive receipts partially offset by higher interest expense.
Investing activities used $220,311 as compared to $385,656 during the prior fiscal year. The decrease in cash used in investing activities mainly reflects a reduction in capital expenditures and less acquisition activity as compared to the prior year. This was partially offset by the purchase of 66 acres of land adjacent to Raging Waves water park for $9,400.
Financing activities provided $35,860 as compared to $102,157 in the prior year. The decrease in cash provided by financing activities primarily reflects the proceeds from the transaction with VICI in fiscal 2024, increased cash dividends, and the settlement of equity awards during fiscal 2025. This was partially offset by less share buyback activity as compared to the same period of the prior year and the impact of the $150,000 incremental term loan.
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
Impairment of Long-Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets (such as certain trade names), including property and equipment, right-of-use assets and other definite-lived intangibles such as trade names and customer relationships are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.
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
Impairment of Indefinite-Lived Intangible Assets
Management assesses impairment of indefinite-lived intangible assets, including goodwill, brokered liquor licenses on a quota system and certain trade names, on an annual basis during the fourth quarter or more frequently under certain circumstances.
We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity-specific events. For fiscal 2025, the Company performed a quantitative assessment of goodwill and concluded it was not more likely than not that the fair value of the reporting units was less than its carrying values. There were no other impairment charges for goodwill or indefinite-lived intangible assets, recorded in fiscal years 2025.
Valuation of Earnouts
The estimated fair value of the earnout liability is determined by using a Monte-Carlo simulation model. Inputs that have a significant effect on the valuation include the expected volatility, stock price, expected term, risk-free interest rate, dividend yield, and performance hurdles.
Self-Insurance Reserves
Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.
Income Taxes
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $13,000 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Amendment No. 8 Term Loan of $800,000. We designated the collars as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lucky Strike Entertainment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lucky Strike Entertainment Corporation (formerly Bowlero Corp.) and subsidiaries (the "Company") as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in temporary equity and stockholders' (deficit) equity, and cash flows, for the years ended June 29, 2025, June 30, 2024, and July 2, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2025 and June 30, 2024, and the results of its operations and its cash flows for the periods ended June 29, 2025, June 30, 2024, and July 2, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
August 28, 2025

We have served as the Company's auditor since 2022.

Lucky Strike Entertainment Corporation
Consolidated Balance Sheets
June 29, 2025 and June 30, 2024
(Amounts in thousands)

	June 29, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$59,686	$66,972
Accounts and notes receivable, net	7,998	6,757
Inventories, net	15,500	13,171
Prepaid expenses and other current assets	29,366	25,316
Assets held-for-sale	—	1,746
Total current assets	112,550	113,962

Property and equipment, net	944,917	887,738
Operating lease right of use assets	588,594	559,168
Finance lease right of use assets, net	507,701	524,392
Intangible assets, net	45,562	47,051
Goodwill	844,351	833,888
Deferred income tax asset	67,919	112,106
Other assets	48,145	35,730
Total assets	$3,159,739	$3,114,035

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$145,188	$135,784
Current maturities of long-term debt	10,162	9,163
Current obligations of operating lease liabilities	33,103	28,460
Other current liabilities	5,932	9,399
Total current liabilities	194,385	182,806

Long-term debt, net	1,300,708	1,129,523
Long-term obligations of operating lease liabilities	606,692	561,916
Long-term obligations of finance lease liabilities	683,161	680,213
Long-term financing obligations	449,215	440,875
Earnout liability	36,183	137,636
Other long-term liabilities	56,307	26,471
Deferred income tax liabilities	4,434	4,447
Total liabilities	3,331,085	3,163,887

Commitments and Contingencies (Note 11)

Lucky Strike Entertainment Corporation
Consolidated Balance Sheets
June 29, 2025 and June 30, 2024
(Amounts in thousands)

	June 29, 2025	June 30, 2024
Temporary Equity
Series A preferred stock	$127,325	$127,410

Stockholders’ Deficit
Class A common stock	12	11
Class B common stock	6	6
Additional paid-in capital	472,889	510,675
Treasury stock, at cost	(457,917)	(385,015)
Accumulated deficit	(313,181)	(303,159)
Accumulated other comprehensive (loss) income	(480)	220
Total stockholders’ deficit	(298,671)	(177,262)
Total liabilities, temporary equity and stockholders’ deficit	$3,159,739	$3,114,035
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Operations
Fiscal Years Ended June 29, 2025, June 30, 2024 and July 2, 2023
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Revenues
Bowling	$549,895	$557,962	$518,428
Food & beverage	424,214	401,383	372,607
Amusement & other	227,224	195,269	167,755
Total revenues	1,201,333	1,154,614	1,058,790

Costs and expenses
Location operating costs, excluding depreciation and amortization	375,573	328,551	268,485
Location payroll and benefit costs	284,131	287,206	262,327
Location food and beverage costs	94,553	90,752	83,045
Selling, general and administrative expenses, excluding depreciation and amortization	143,173	148,007	137,283
Depreciation and amortization	156,852	145,364	109,405
Loss on impairment and disposal of fixed assets, net	10,905	61,433	(639)
Other operating (income) expense, net	(1,041)	1,711	(1,916)
Total costs and expenses	1,064,146	1,063,024	857,990

Operating income	137,187	91,590	200,800

Other (income) expenses
Interest expense, net	196,371	177,611	110,851
Change in fair value of earnout liability	(101,484)	25,456	85,352
Other expense	817	76	6,792
Total other expense	95,704	203,143	202,995

Income (loss) before income tax expense (benefit)	41,483	(111,553)	(2,195)

Income tax expense (benefit)	51,505	(27,972)	(84,243)
Net (loss) income	(10,022)	(83,581)	82,048

Series A preferred stock dividends	(9,048)	(8,674)	(23,831)
Earnings allocated to Series A preferred stock	—	—	(4,881)
Net (loss) income attributable to common stockholders	$(19,070)	$(92,255)	$53,336

Net (loss) income per share attributable to Class A and B common stockholders
Basic	$(0.13)	$(0.61)	$0.32
Diluted	$(0.13)	$(0.61)	$0.30

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders
Basic	142,401,407	151,339,634	165,508,879
Diluted	142,401,407	151,339,634	175,821,396
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Comprehensive (Loss) Income
Fiscal Years Ended June 29, 2025, June 30, 2024 and July 2, 2023
(Amounts in thousands)

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Net (loss) income	$(10,022)	$(83,581)	$82,048
Other comprehensive (loss) income, net of income tax:
Unrealized (loss) gain on derivatives	(525)	(2,878)	3,385
Foreign currency translation adjustment	(175)	(1,054)	2,073
Other comprehensive (loss) income	(700)	(3,932)	5,458
Total comprehensive (loss) income	$(10,722)	$(87,513)	$87,506
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
Fiscal Years Ended June 29, 2025, June 30, 2024 and July 2, 2023
(Amounts in thousands, except share amounts)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 3, 2022	200,000	$206,002	110,395,630	$11	55,911,203	$6	3,430,667	$(34,557)	$335,015	$(312,851)	$(1,306)	$(13,682)
Net income	—	—	—	—	—	—	—	—	—	82,048	—	82,048
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	—	—	11,144	—	11,144
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	3,385	3,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	2,073	2,073
Share-based compensation	—	—	481,811	—	—	—	—	—	14,322	—	—	14,322
Settlement of Earnout Shares	—	—	4,670,495	—	4,908,234	—	—	—	180,656	—	—	180,656
Settlement of Series A preferred stock	(63,627)	(67,338)	—	—	—	—	—	—	(14,247)	—	—	(14,247)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(3,969)	—	—	(3,969)
Accrual of paid-in-kind dividends on Series A preferred stock	—	5,665	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Repurchase of Class A common stock into Treasury stock	—	—	(7,881,635)	—	—	—	7,881,635	(100,844)	—	—	—	(100,844)
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net loss	—	—	—	—	—	—	—	—	—	(83,581)	—	(83,581)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(2,878)	(2,878)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,054)	(1,054)
Share-based compensation	—	—	406,219	—	—	—	—	—	13,436	—	—	13,436
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Settlement of Series A preferred stock	(15,986)	(16,919)	1,240,960	—	—	—	—	—	16,087	81	—	16,168
Cash dividends	—	—	—	—	—	—	—	—	(24,960)	—	—	(24,960)
Repurchase of Class A common stock into Treasury stock	—	—	(22,758,993)		—	—	22,758,993	(249,614)	—	—	—	(249,614)
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	$(177,262)
Net loss	—	—	—	—	—	—	—	—	—	(10,022)	—	(10,022)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(525)	(525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(175)	(175)
Share-based compensation	—	—	1,104,309	1	—	—	—	—	11,924	—	—	11,925
Settlement of equity awards	—	—	(1,747,434)	—	—	—	—	—	(16,244)	—	—	(16,244)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,407	—	—	—	—	—	—	(3,407)	—	—	(3,407)
Cash dividends	—	—	—	—	—	—	—	—	(33,551)	—	—	(33,551)
Repurchase of Class A common stock into Treasury stock	—	—	(6,796,938)	—	—	—	6,796,938	(72,902)	—	—	—	(72,902)
Balance, June 29, 2025	117,087	$127,325	81,684,310	$12	58,519,437	$6	40,868,233	$(457,917)	$472,889	$(313,181)	$(480)	$(298,671)
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Cash Flows
Fiscal Years Ended June 29, 2025, June 30, 2024 and July 2, 2023
(Amounts in thousands)

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Operating activities
Net (loss) income	$(10,022)	$(83,581)	$82,048
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	156,852	145,364	109,405
Loss (gain) on impairment and disposal of fixed assets, net	10,905	61,433	(639)
Income from equity method investment	(301)	(614)	(409)
Amortization of deferred financing costs	3,914	3,510	3,238
Non-cash interest expense on finance lease obligation	10,634	9,739	5,736
Reduction of operating lease right of use assets	36,912	34,828	30,796
Non-cash portion of gain on lease modification	(903)	(499)	(2,175)
Deferred income taxes	45,871	(34,339)	(86,478)
Share-based compensation	21,632	13,775	15,742
Distributions from equity method investments	294	350	445
Change in fair value of earnout liability	(101,484)	25,456	85,352
Change in fair value of marketable securities	—	—	(852)
Changes in assets and liabilities, net of business acquisitions:
Accounts and notes receivable, net	(703)	(3,654)	(561)
Inventories	(1,767)	(536)	(1,007)
Prepaid expenses, other current assets and other assets	(18,380)	(5,971)	(3,106)
Accounts payable and accrued expenses	14,165	14,020	3,370
Operating lease liability	(14,358)	(26,189)	(19,898)
Other current liabilities	(5,689)	865	(3,585)
Other long-term liabilities	29,649	873	365
Net cash provided by operating activities	177,221	154,830	217,787

Investing activities
Purchases of property and equipment	(141,066)	(194,319)	(149,331)
Purchases of intangible assets	—	(259)	(206)
Proceeds from sale of property and equipment	1,655	—	6,931
Proceeds from sale of intangibles	—	65	200
Purchase of marketable securities	—	—	(44,855)
Proceeds from sale of marketable securities	—	—	45,707
Acquisitions, net of cash acquired	(80,900)	(191,143)	(111,664)
Net cash used in investing activities	(220,311)	(385,656)	(253,218)

Lucky Strike Entertainment Corporation
Consolidated Statements of Cash Flows
Fiscal Years Ended June 29, 2025, June 30, 2024 and July 2, 2023
(Amounts in thousands)

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Financing activities
Repurchase of Class A common stock into Treasury stock	$(72,138)	$(254,309)	$(96,004)
Settlement of Series A preferred stock	—	(751)	(80,825)
Settlement of equity awards	(21,053)	—	—
Payment of cash dividends	(33,551)	(24,960)	(3,969)
Proceeds from share issuance	1,288	1,274	590
Payments for tax withholdings on share-based awards	(6,155)	(1,473)	(5,812)
Settlement of contingent consideration	—	—	1,000
Proceeds from First Lien Credit Facility Term Loan	150,000	—	1,150,000
Proceeds from Revolver draws	140,000	175,000	100,000
Payoff of previous First Lien Credit Facility Term Loan	—	—	(786,166)
Payment of long-term debt	(10,410)	(12,763)	(4,861)
Proceeds on finance leases	417	—	—
Payment on finance leases	(1,615)	(6,322)	(903)
Proceeds from equipment loans	—	—	15,418
Payoff of Revolver	(110,000)	(175,000)	(186,434)
Proceeds from sale-leaseback financing	—	408,510	10,363
Payment of deferred financing costs	(923)	(7,049)	(13,440)
Net cash provided by financing activities	35,860	102,157	98,957

Effect of exchange rates on cash	(56)	8	(129)

Net (decrease) increase in cash and cash equivalents	(7,286)	(128,661)	63,397
Cash and cash equivalents at beginning of period	66,972	195,633	132,236
Cash and cash equivalents at end of period	$59,686	$66,972	$195,633
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except share amounts or otherwise noted)

(1) Description of Business
Lucky Strike Entertainment Corporation, a Delaware corporation, together with its subsidiaries (collectively, the “Company”) is one of the world’s premier operators of location-based entertainment. Effective December 12, 2024, the company changed its name from Bowlero Corporation to Lucky Strike Entertainment Corporation and its stock ticker symbol changed from NYSE: BOWL to NYSE: LUCK, further emphasizing the brand’s evolution and commitment to offering a broader range of entertainment experiences, expanding beyond traditional bowling and positioning Lucky Strike Entertainment as a premier entertainment destination.
The Company operates location-based entertainment venues under different brand names. Our AMF and Bowl America branded locations are traditional bowling locations, while the Lucky Strike and Bowlero branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded locations are more upscale and some Bowlero branded locations are more traditional. The Company also operates other forms of location-based entertainment, such as Octane Raceway, Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park, and Boomers Parks. All of our locations are managed in a fully integrated and consistent basis since all of our locations are in the same business of operating location-based entertainment. The following summarizes the Company’s locations by country and major brand as of the fiscal year ended June 29, 2025.

Bowlero	196
Lucky Strike	40
AMF & other	113
Boomers & other FEC's	7
Water parks	3
Total locations in the United States	359
Mexico (Bowlero)	4
Canada (AMF and Bowlero)	2
Total	365
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
Change in Presentation: In the first quarter of fiscal year 2025, the Company made a change to its consolidated statements of operations presentation in order to enhance our disclosures by disaggregating previously combined revenues and costs of revenues, reclassifying depreciation and amortization to be a separate financial statement line item, and reclassifying certain amounts to selling, general, and administrative expenses. The change in presentation will enhance the comparability of our financial statements with industry peers and present a more detailed picture of our operations. Certain prior period amounts in the consolidated statements of operations have been reclassified to conform with the current period presentation. The reclassifications made had no impact to revenue, income from operations, net (loss) income, earnings (loss) per share, retained earnings or other components of equity or net assets.
Principles of Consolidation: The consolidated financial statements and related notes include the accounts of Lucky Strike Entertainment Corporation and the subsidiaries it controls. Control is determined based on ownership rights or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity. The Company’s interest in 20% to 50% owned companies that are not controlled are accounted for using the equity method, unless the Company does not sufficiently influence the management of the investee. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year: The Company reports on a fiscal year ending on the Sunday closest to June 30th with each quarter generally comprising thirteen weeks. Fiscal year 2025 contained fifty-two weeks and ended on June 29, 2025. Fiscal year

Index to Financial Statement
2024 contained fifty-two weeks and ended on June 30, 2024. Fiscal year 2023 contained fifty-two weeks and ended on July 2, 2023.
Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported net (loss) income, total stockholders’ equity (deficit) or cash flows.
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
Prepaid Expenses and Other Current Assets: Prepaid expenses consists primarily of payments made for goods and services to be received in the near future. Prepaid expenses consists of sales tax, insurance premiums, deposits, and other costs. As of June 29, 2025 and June 30, 2024, prepaid expenses and other current assets consist of:

	June 29, 2025	June 30, 2024
Prepaid expenses	$17,731	$18,963
Non-trade receivables	10,087	4,200
Other	1,548	2,153
Total prepaid expenses and other current assets	$29,366	$25,316
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
Leases: The Company determines if a contract is or contains a lease at contract inception or on the modification date of an existing contract.
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
As of June 29, 2025, the Company had three master lease agreements with Carlyle covering over 200 locations. Two of those master leases contain initial terms ending in 2047 with 8 renewal options for 10 years each. The third master lease contains an initial term ending in 2044 with 8 renewal options for 10 years each.
The master lease agreements with Carlyle contain restrictions and covenants such as the following:
a.Requirements to comply with certain covenants, which, if not met, would require the Company to maintain cash security or provide letters of credit in favor of the landlord in amounts up to 1 year in rent, depending on the circumstances.
b.Options that allow the landlord to purchase and lease back the bowling equipment at each site in the event that certain requirements are not met
c.Certain restrictions on investments, payments, and acquisitions, in the event predefined financial metrics aren’t met
The Company also has a master lease agreement with VICI covering 38 properties. The VICI master lease has an initial total annual rent of $31,600, and will escalate at the greater of 2.0% or the consumer price index (CPI) (subject to a 2.5% ceiling). The VICI master lease has an initial term of 25 years, and six five-year tenant renewal options. Based on an analysis of the economic, market, asset and contractual characteristics of the master lease, the Company determined that all six renewal options were reasonably assured, and therefore, the lease term for accounting purposes is 55 years. The Company concluded that the transfer was not a sale for accounting purposes as control of the underlying assets remained with the Company, and therefore, the Company recognized a financing obligation equal to the contribution value of $432,900, net of transaction costs. Consistent with the Company’s other financing obligations, the lease payments will be allocated between principal and interest on the financing obligation.
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

Index to Financial Statement
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
Indefinite-lived intangible assets include liquor licenses, Lucky Strike trade name and other trade names used by the company for locations and media purposes. The cost of purchasing liquor licenses in quota controlled states are capitalized as indefinite lived intangible assets. Because the number of liquor licenses in a quota controlled state are based on the population count, the values ascribed to these liquor licenses are primarily dependent on the supply and demand in the particular jurisdictions in which they are issued. Liquor licenses are an intangible asset which are not assigned a useful life and not amortized. The fair value of the trade names stems from the customer appeal and revenue streams derived from the different brands.
Finite-lived intangible assets primarily include Bowlero and other acquired trade names, customer relationships, management contracts, and non-compete agreements, which have remaining useful lives ranging from 1 to 5 years. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.
Impairment of Goodwill, Intangible and Long-Lived Assets: Goodwill and indefinite lived intangible assets are tested at least annually for impairment.
We perform our annual impairment testing on the first day of our fiscal fourth quarter of each year or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or trade name below its carrying amount. When evaluating goodwill and indefinite lived trade names for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting units or trade names are impaired. For fiscal 2025, the Company performed a quantitative assessment of goodwill and concluded it was not more

Index to Financial Statement
likely than not that the fair value of the reporting units was less than its carrying values. The Company has two reporting units with goodwill, Indoor Entertainment and Outdoor Entertainment, with only one reportable segment. The Indoor Entertainment reporting unit, to which $831,103 of goodwill is allocated, had a negative carrying amount on June 29, 2025 and June 30, 2024.
During fiscal year 2024, the company reclassified the Bowlero trade name intangible asset from indefinite lived to finite lived due to the planned rebranding of bowling locations, which resulted in a quantitative impairment test and impairment charge of $52,030. The Company estimated the fair value of the Bowlero trade name based on an income approach using the relief-from-royalty method. There were no other impairment charges for goodwill or indefinite-lived intangible assets, excluding liquor license revaluations, recorded in fiscal years 2025, 2024 and 2023.
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
The following table shows recognized impairment charges related to long-lived assets, trade names, and liquor license for each reporting period:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Impairment charges	$1,920	$60,211	$1,601
Equity Method Investments:    The aggregate carrying amounts of our equity method investments was $25,841 and $25,848 as of June 29, 2025 and June 30, 2024, and are included as a component of Other Assets in our accompanying consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
Self-Insurance Reserves: The Company is self-insured for a portion of its property, general liability, workers’ compensation and certain health care exposures. We also purchase stop-loss insurance coverage through third-party insurers. Reserves are established for both identified claims and IBNR claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. For claims that exceed the deductible amount, the Company records a receivable representing expected recoveries pursuant to the stop-loss

Index to Financial Statement
coverage and a corresponding gross liability for its legal obligation to the claimant, since the Company is not legally relieved of our obligation to the claimant. The Company recorded gross estimated liabilities of $55,116 and $19,533 at June 29, 2025 and June 30, 2024, respectively, to cover known general liability, health and workers’ compensation claims, and the estimate of IBNR. Corresponding stop-loss receivables for expected recoveries of self-insured claims in the amounts of $14,991 and $2,688 were recorded at June 29, 2025 and June 30, 2024, respectively.
The short-term portion of the self-insurance liabilities is included in accrued expenses in the accompanying consolidated balance sheets. The long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. The stop-loss receivable is included in other assets.
Income Taxes: The Company utilizes the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we have a presence. For each jurisdiction, we estimate the amount of income taxes currently payable or receivable, as well as deferred income tax assets and liabilities. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse. We review our deferred tax assets to determine if it is more-likely-than-not that they will be realized. If we determine it is not more-likely-than-not that a deferred tax asset will be realized, we record a valuation allowance to reverse the previously recognized tax benefit. See Note 10 - Income Taxes for more details.
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
Food & beverage revenue — Sales of food and beverages at our locations are recognized at a point-in-time.
Amusement & other revenue — Amusement and other revenue includes amounts earned through arcades and other games, as well as other revenue generating sources that contribute to the entertainment experience through events and other activities. Similar to bowling and food and beverage revenue, almost all of our revenue is earned at a point-in-time. Other revenue also include media revenue from sanctioning official PBA tournaments and licensing media content to our customers, which include television networks and multi-year contracts. The Company considers each tournament as a separate performance obligation because each tournament’s pricing is negotiated separately and represents its stand-alone selling price based on the terms of the contract and the relative nature of the services provided. Media revenue is generated through producing and licensing distribution rights to customers, which is recognized at the point-in-time the Company produces and delivers programming for a respective tournament. Tournament revenue includes sponsorships, entry and host fees. Fees received for sponsorships and tournaments are recognized as deferred revenue until the respective tournament occurs, at which point, the Company recognizes those fees as revenue.
Other revenue recognition policies:

Index to Financial Statement
Admissions revenue — Admissions revenue includes season pass sales and other single or multi-day ticket sales that provide admissions to water parks and other outdoor entertainment locations. Single-day products are deferred when purchased and recognized into revenue upon the guests’ admission into the location. All other multi-day passes or season passes for outdoor entertainment locations are deferred when purchased and recognized into revenue based on the estimated number of uses expected for each type of product. Admissions revenue is included in “Amusement & other revenue.”
Gift and game Cards — The Company sells gift and game cards that do not expire. Gift and game card revenue is recognized as gift and game cards are redeemed by customers. The Company accrues unearned revenue as a liability for the unredeemed amounts that may be redeemed or used in the future. Gift and game card sales are recorded as an unearned gift and game card revenue liability when sold. Unearned gift and game card revenue or deferred revenue is reported in accrued expenses in the consolidated balance sheets and is disclosed in Note 8 - Accounts Payable and Accrued Expenses.
From time to time, the Company also offers discount vouchers through outside vendors. Revenue for these vouchers is recognized as revenue when the voucher is redeemed by the guest or as breakage on a pro-rated basis based on historical redemption patterns. Revenue is recognized for the gross amount paid by customers for purchased vouchers. The fee paid to the outside vendors, in the form of the discount, is recognized in cost of revenues. We recognize this revenue on a gross basis, as we are responsible for providing the service desired by the customer.
Location operating costs: The Company’s location operating costs all relate to location operations and are comprised primarily of fixed costs that are not variable or less variable with changes in revenues, and include property taxes, supplies, insurance, fixed rent, and utilities. Variable costs included within location operating costs primarily comprise of supplies, prize funds, variable rent, tournament production expenses and amusement costs.
Location payroll and benefit costs: Location payroll and benefit costs consists of variable and fixed costs for payroll and benefits related to location operations.
Location food and beverage costs: Location food and beverage costs consists of variable costs that that relate to food and beverage costs and other costs relating to food and beverage revenue.
Selling, General and Administrative Expenses (“SG&A”): SG&A expenses are comprised primarily of employee costs, media and promotional expenses, costs expensed as part of business acquisitions, and other miscellaneous expenses. A portion of SG&A costs are not variable in nature and do not fluctuate significantly with changes in revenue, and include such expenses as marketing, corporate, and certain compensation.
Share-Based Compensation: Share-based compensation is recorded based on the grant-date fair value. Lucky Strike Entertainment Corporation recognizes share-based compensation on a straight-line basis or based on a graded vesting schedule over the requisite service period for time-based awards and recognizes the cost for performance-based awards upon meeting performance targets. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Share-based compensation is recorded in cost of revenues and selling, general and administrative expenses in the consolidated statements of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that may result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.
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

Index to Financial Statement
Earnouts: Following the consummation of the Business Combination on December 15, 2021 (the “closing date ”) pursuant to the Business Combination Agreement (“Business Combination Agreement”) dated as of July 1, 2021, by and among Lucky Strike Entertainment Corporation prior to the Closing Date (“Old Bowlero”) and Isos Acquisition Corporation (“Isos”), Isos and Lucky Strike equity holders at the effective time of the Business Combination have the contingent right to receive shares of Class A common stock if, from the Closing Date until the fifth anniversary thereof, the reported closing trading price of the Class A common stock exceeds certain thresholds. As of the Closing Date, since earnouts are subject to change in control acceleration provisions, that result in settlement value not fully indexed to share price, the earnout shares are reported as a liability in the consolidated balance sheets. Changes in the value of earnouts are recorded as a non-operating item in the consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares are estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, stock price, expected term, risk-free interest rate and the performance hurdles. The Company evaluated its earnouts under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company records these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 12 - Earnouts and Note 13 - Fair Value of Financial Instruments for further information.
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
Recently Issued Accounting Standards: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”) Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to provide all the disclosures required by this standard and all existing segment disclosures required by Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively. The Company adopted ASU 2023-07 effective for the fiscal year ended June 29, 2025. See further discussion at Note 17 - Segment Reporting.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is

Index to Financial Statement
effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard to our consolidated financial statements.
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
The goodwill acquired in the business combinations represents:
•the value of an assembled workforce
•future earnings and cash flow potential of these businesses, and
•the complementary strategic fit and resulting synergies these businesses bring to existing operations
From the business acquisitions during fiscal year 2025 and 2024, $4,878 and $74,530, respectively, of the goodwill recognized is deductible for tax purposes.
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
2025 Business Acquisitions: During the year ended June 29, 2025, the Company had four acquisitions in which we acquired ten locations for a total consideration of $80,900. The Company has finalized one of these acquisitions, but three are still in the process of finalizing its valuation analysis. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the acquisition dates. The remaining fair value estimates to finalize include working capital, intangibles, and property and equipment. The final determination, which is expected to be finalized in fiscal year 2026, may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates.

Index to Financial Statement
The following table summarizes the final and preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Finalized acquisitions	Preliminary acquisitions	Totals
Current assets	$2	$3,618	$3,620
Assets held for sale	—	16,376	16,376
Property and equipment	12,848	57,594	70,442
Operating lease ROU	—	42,657	42,657
Identifiable intangible assets(1)	715	5,067	5,782
Goodwill	2,671	7,719	10,390
Deferred income tax asset	—	1,386	1,386
Other assets	—	639	639
Total assets acquired	$16,236	$135,056	$151,292

Current liabilities	$(164)	$(8,150)	$(8,314)
Liabilities held for sale	—	(15,698)	(15,698)
Operating lease liabilities	—	(44,860)	(44,860)
Other liabilities	—	(1,520)	(1,520)
Total liabilities assumed	(164)	(70,228)	(70,392)
Total fair value, net of cash of $428	$16,072	$64,828	$80,900

Components of consideration transferred
Cash	$16,072	$64,828	$80,900
Total	$16,072	$64,828	$80,900

Index to Financial Statement
(1)The identifiable intangible assets acquired consist of indefinite-lived and definite-lived trade names, customer relationships, and non-compete agreements and indefinite-lived liquor licenses. See Note 4 - Goodwill and Other Intangible Assets for more information.
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
The following table summarizes the final and preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Lucky Strike	Other acquisitions	Totals
Current assets	$994	$661	$1,655
Property and equipment	43,857	63,976	107,833
Operating lease ROU	94,150	12,923	107,073
Finance lease ROU	22,040	—	22,040
Identifiable intangible assets(1)	10,145	5,125	15,270
Goodwill	45,722	34,628	80,350
Other assets	2,599	—	2,599
Total assets acquired	$219,507	$117,313	$336,820

Current liabilities	$(3,651)	$(2,740)	$(6,391)
Operating lease liabilities	(105,788)	(12,923)	(118,711)
Finance lease liabilities	(19,901)	—	(19,901)
Other liabilities	(231)	(443)	(674)
Total liabilities assumed	(129,571)	(16,106)	(145,677)
Total fair value, net of cash of $142	$89,936	$101,207	$191,143

Components of consideration transferred
Cash	$89,936	$101,207	$191,143
Total	$89,936	$101,207	$191,143
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

Index to Financial Statement
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
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the fiscal years ended June 29, 2025 and June 30, 2024:

Balance as of July 2, 2023	$753,538
Goodwill resulting from acquisitions during fiscal year 2024	80,350
Balance as of June 30, 2024	833,888
Goodwill resulting from acquisitions during fiscal year 2025	10,390
Adjustments to preliminary fair values for prior year acquisitions	73
Balance as of June 29, 2025	$844,351

Index to Financial Statement
Intangible Assets:

	June 29, 2025				June 30, 2024
	Weighted average life remaining (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life remaining (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
AMF trade name	—	$—	$—	$—	—	$9,900	$(9,900)	$—
Bowlero trade name (1)	2	14,870	(5,366)	9,504	3	14,870	(614)	14,256
Other acquisition trade names	3	2,510	(1,611)	899	3	3,460	(2,276)	1,184
Customer relationships	2	4,285	(3,541)	744	2	24,185	(22,808)	1,377
Management contracts	—	300	(300)	—	1	1,800	(1,763)	37
Non-compete agreements	3	3,724	(2,313)	1,411	3	4,364	(2,395)	1,969
PBA member, sponsor & media relationships	5	1,200	(651)	549	6	1,400	(739)	661
Other intangible assets	2	754	(519)	235	3	921	(542)	379
	2	27,643	(14,301)	13,342	3	60,900	(41,037)	19,863
Indefinite-lived intangible assets:
Liquor licenses		12,830	—	12,830		12,418	—	12,418
Lucky Strike trade name		8,360	—	8,360		8,360	—	8,360
Other trade names		11,030	—	11,030		6,410	—	6,410
		32,220	—	32,220		27,188	—	27,188
		$59,863	$(14,301)	$45,562		$88,088	$(41,037)	$47,051
(1)During the fiscal year ended June 30, 2024, the company decided to phaseout the Bowlero trade name over the next three fiscal years. See Note 2 - Significant Accounting Policies for more information on the Bowlero trade name impairment.
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Amortization expense	$7,284	$7,370	$7,354
The estimated aggregate amortization expense for finite-lived intangibles included in intangible assets in our consolidated balance sheet for the next five fiscal years is as follows:

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$6,449	$5,764	$672	$330	$79	$48
(5) Property and Equipment
As of June 29, 2025 and June 30, 2024, property and equipment consists of:

	June 29, 2025	June 30, 2024
Land (1)	$139,389	$108,442
Buildings and leasehold improvements	754,647	663,537
Equipment, software, furniture, and fixtures	645,200	630,280
Construction in progress	27,021	55,343
	1,566,257	1,457,602
Accumulated depreciation	(621,340)	(569,864)
Property and equipment, net of accumulated depreciation	$944,917	$887,738
(1) Includes the 66 acres of land adjacent to Raging Waves water park that was purchased on December 16, 2024 for $9,400.

Index to Financial Statement
The following table shows depreciation expense related to property and equipment for each reporting period:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Depreciation expense	$132,122	$120,834	$92,577
(6) Leases
The following table summarizes the components of the net lease cost:

		Fiscal Year
Lease Costs:	Location on Consolidated Statements of Operations	June 29, 2025	June 30, 2024	July 2, 2023
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$17,709	$17,711	$21,357
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	61,856	52,355	36,815
Percentage rental costs for locations (2)	Primarily Location operating costs	6,650	7,041	7,984
Equipment and other operating lease costs (3)	Primarily Location operating costs	4,832	6,983	4,421
Total Operating Lease Costs:		91,047	84,090	70,577

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	17,446	17,160	12,743
Interest expense	Interest expense, net	49,653	49,198	42,378
Total Finance Lease Costs:		67,099	66,358	55,121

Financing Obligation Costs:
Interest expense	Interest expense, net	40,742	28,333	223
Total Financing Obligation Costs:		40,742	28,333	223

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	68,443	60,189	47,141
Gains from modifications to operating leases	Other operating (income) expense, net	(903)	(499)	(871)
Gains from modifications to finance leases	Primarily Location operating costs	—	—	(3,320)
Gains from modifications to financing obligations	Interest expense, net	—	—	(1,309)
Other lease costs (5)	Primarily Location operating costs	811	6,866	4,654
Sublease income (6)	Revenues - Amusement & other	(4,748)	(5,071)	(5,116)
Total Other Costs, Net		63,603	61,485	$41,179

Total Lease Costs, Net		$262,491	$240,266	$167,100
(1)Operating lease costs includes both cash and non-cash expenses for operating leases. The operating lease costs associated with our locations are recognized evenly over the lease term, therefore, the timing of the expense may differ from the timing of actual cash payments. Cash payments and lease costs can differ due to (a) the timing of cash payments relative to the level expense, (b)

Index to Financial Statement
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
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.
Cash Paid for amounts included in the measurement of lease liabilities was as follows:

	Fiscal Year
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$65,781	$65,694
Total cash paid for operating lease liabilities	65,781	65,694

Finance leases:
Operating cash flows paid for interest portion of finance leases	47,234	45,141
Financing cash flows paid for principal portion of finance leases	1,615	6,298
Total cash paid for finance lease liabilities	48,849	51,439

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	32,402	22,644
Financing cash flows paid for principal portion of finance obligations	—	24
Total cash paid for financing obligations:	32,402	22,668

Total cash amounts paid that are included in the measurement of lease liabilities:(2)	$147,032	$139,801
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)The total cash amounts within the above table include deferred repayments of $2,013 for operating leases and $4,341 for finance leases for the fiscal year ended June 29, 2025, and $4,249 for operating leases and $9,163 for finance leases for the fiscal year ended June 30, 2024 . As of June 29, 2025, there were no deferred payments remaining.

Index to Financial Statement
Other supplemental cash flow information related to leases was as follows:

	Fiscal Year
	June 29, 2025	June 30, 2024
Supplemental Cash flow Information:
Operating Cash Flows from landlord contributions	$10,519	$2,400
Financing Cash Flows from landlord contributions	417	—

Other Non-cash Lease activities(1):
Lease liabilities arising from operating lease assets	75,336	157,373
Lease liabilities arising from finance lease assets	1,008	24,301
(1)The change in lease assets is substantially the same as the change in lease liabilities
Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 29, 2025	June 30, 2024
Operating leases:
ROU Assets	Operating lease right of use assets	$588,594	$559,168
Lease liabilities, Short-term(1)	Current obligations of operating lease liabilities	33,103	28,460
Lease liabilities, Long-term	Long-term obligations of operating lease liabilities	606,692	561,916

Finance leases:
ROU Assets, net	Finance lease right of use assets, net	507,701	524,392
Lease liabilities, Short-term(1)	Other current liabilities	780	1,954
Lease liabilities, Long-term	Long-term obligations of finance lease liabilities	683,161	680,213

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	449,215	440,875
(1)Lease incentive receivables from landlords of $3,975 and $15,311 as of June 29, 2025 and June 30, 2024, respectively, are reflected as a reduction of the operating and finance lease liability
The following table summarizes the weighted average remaining lease term and weighted average remaining discount rate:

Weighted average remaining lease terms in years	June 29, 2025	June 30, 2024
Operating leases	18.26	19.12
Finance leases	29.91	30.90
Financing obligations	52.91	53.90

Weighted average discount rate
Operating leases	7.50%	7.62%
Finance leases	7.56%	7.57%
Financing obligations	9.53%	9.53%

Index to Financial Statement
The following table summarizes the maturity of our operating leases, finance leases, and financing obligations as of June 29, 2025:

	Operating leases	Finance leases	Financing obligations
2026	$72,581	$44,407	$32,981
2027	76,090	47,436	33,659
2028	81,773	52,390	37,218
2029	69,484	48,496	35,074
2030	59,913	46,697	32,773
Thereafter:	881,751	1,604,482	3,347,202
Total lease payments	1,241,592	1,843,908	3,518,907
Less: imputed interest	(601,797)	(1,159,967)	(3,069,692)
Present value of lease liability:	$639,795	$683,941	$449,215
Leases that have yet to commence
The Company has leases with build-out provisions for which the Company is generally not deemed to control the asset under construction. Therefore, the Company will determine the lease classification upon lease commencement. Our future lease obligations for these are $— and $14,668 as of June 29, 2025 and June 30, 2024, respectively.

(7) Supplemental Cash Flow Information
The table below presents supplemental cash flow information for each reporting period:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Cash paid during the period for:
Interest	$175,106	$172,403	$104,167
Income taxes, net of refunds	2,255	3,501	6,640
Noncash investing and financing transactions:
Settlement of earnout obligation	—	—	184,437
Capital expenditures in accounts payable and accrued expenses	13,571	24,798	24,937
Change in fair value of interest rate swap, net of tax	(525)	(2,878)	3,385
Unsettled treasury stock trade payable	—	—	7,118
Accrual of paid-in-kind dividends on Series A preferred stock	3,407	—	5,665
Excise tax liability accrued on stock repurchases	763	2,423	1,578
See Note 6 - Leases for supplementary information relating to leasing transactions.

Index to Financial Statement
(8) Accounts Payable and Accrued Expenses
As of June 29, 2025 and June 30, 2024, accounts payable and accrued expenses consist of:

	June 29, 2025	June 30, 2024
Accounts payable	$33,863	$50,457
Deferred revenue	17,804	15,976
Taxes and licenses	16,622	17,840
Compensation	13,677	13,768
Insurance	13,288	7,401
Customer deposits	12,811	14,006
Interest	9,164	1,113
Utilities	5,070	5,475
Professional fees	4,221	4,090
Other	18,668	5,658
Total accounts payable and accrued expenses	$145,188	$135,784
(9) Debt
The following table summarizes the Company’s debt structure as of June 29, 2025 and June 30, 2024:

	June 29, 2025	June 30, 2024
First Lien Credit Facility Term Loan (Maturing February 8, 2028 and bearing variable rate interest 7.83% and 8.80% at June 29, 2025 and June 30, 2024, respectively)	$1,279,116	$1,138,500
Revolver (Maturing December 15, 2026 and bearing variable rate interest 6.93% at June 29, 2025)	30,000	—
Other Equipment Loans	12,674	13,700
	1,321,790	1,152,200
Less:
Unamortized financing costs	(10,920)	(13,514)
Current portion of unamortized financing costs	3,947	3,361
Current maturities of long-term debt	(14,109)	(12,524)
Total long-term debt	$1,300,708	$1,129,523
As of June 29, 2025, minimum repayments of debt by fiscal year were as follows:

2026	$14,104
2027	44,174
2028	1,254,298
2029	1,291
2030	7,923
$1,321,790
Term Loan: Under the Company’s First Lien Credit Agreement, as amended (the “First Lien Credit Agreement”), the Company has made term loans consisting of $1,150,000 of aggregate initial principal amount of debt outstanding (the “Term Loan”). The Term Loan matures on February 8, 2028 and is repaid on a quarterly basis in principal payments of $2,875 beginning on September 29, 2023. The Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 3.50%. Interest is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lender, can be either one, three, or six months in length. As of June 29, 2025, the interest period is one month.
On December 17, 2024, the Company entered into a Twelfth Amendment (the “Twelfth Amendment”) to the First Lien Credit Agreement. The Twelfth Amendment provided for an incremental term loan amount of $150,000. In addition, the Twelfth Amendment increased the quarterly principal payments beginning on December 31, 2024 from $2,875 to

Index to Financial Statement
$3,255. Proceeds from the Twelfth Amendment were used to repay all amounts outstanding on the Revolver and for general corporate purposes. The Company accounted for this transaction as a debt modification, which was not substantial. Therefore, the Company did not incur any gain or loss relating to the modification.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). As of June 29, 2025, the Revolver commitment is $335,000. The outstanding balance on the Revolver is due on December 15, 2026. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
First Lien Credit Agreement Covenants: Obligations owed under the First Lien Credit Agreement are secured by a first priority security interest on substantially all assets of Lucky Strike Entertainment Corporation and the guarantor subsidiaries. The First Lien Credit Agreement contains customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants. The Company is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if amounts outstanding on the Revolver exceed an amount equal to 35% of the aggregate Revolver commitment (subject to certain exclusions) at the end of such fiscal quarter. In addition, payment of borrowings under the Revolver may be accelerated if there is an event of default, and Lucky Strike would no longer be permitted to borrow additional funds under the Revolver while a default or event of default were outstanding.
Letters of Credit:    Outstanding standby letters of credit as of June 29, 2025 and June 30, 2024 totaled $22,422 and $15,834, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loans: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of June 29, 2025.
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
The fair value of the collar agreements as of June 29, 2025 and June 30, 2024 was a liability of $16 and asset of $696, respectively, and is included within other current assets and other assets in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact for the fiscal year ended June 29, 2025 and June 30, 2024.
(10) Income Taxes
Total loss before income taxes consists of:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Loss before tax:
U.S.	$38,364	$(115,505)	$(7,054)
Foreign	3,119	3,952	4,859
Total loss before tax	$41,483	$(111,553)	$(2,195)

Index to Financial Statement
Income tax benefit consists of the following:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Current income tax provision:
Federal	$—	$369	$(1,772)
State and local	4,225	4,892	3,694
Foreign	1,531	1,106	313
Total current provision	5,756	6,367	2,235

Deferred income tax provision:
Federal	42,402	(23,156)	(67,871)
State and local	3,581	(11,554)	(18,007)
Foreign	(234)	371	(600)
Total deferred provision	45,749	(34,339)	(86,478)
Total income tax benefit	$51,505	$(27,972)	$(84,243)
The provision for income taxes differs from the amount computed by applying the statutory rate to the loss before income taxes primarily due to the changes in the valuation allowance and state and local taxes

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Federal statutory rate	$8,695	$(23,426)	$(459)
State and local tax net of federal benefit	6,858	(7,689)	3,212
Deferred tax asset valuation allowance	56,236	—	(135,061)
Business Combination and asset acquisition items, including earnouts	(21,312)	5,643	17,924
Compensation limited by section 162(m) of the Internal Revenue Code	2,134	2,242	2,826
Other Permanent Differences	1,053	1,015	—
Uncertain tax positions	—	—	(27)
Foreign tax rate difference	261	324	369
Tax credit impact	(3,148)	(2,879)	(7,708)
Write-off of NOL generally due to S382 limitations	—	—	41,901
NOL and S163(J) increase due to change in estimate	—	—	(8,221)
Other	728	(3,202)	1,001
Effective tax rate	$51,505	$(27,972)	$(84,243)
For the fiscal year ended June 29, 2025, the Company’s effective tax rate was increased by disallowed expenses associated with the earnout expense, S162(m) limitations, state and foreign income tax expenses and other items. For the fiscal years ended June 29, 2025 and June 30, 2024, the effective tax rate was favorably impacted by the realization and availability of federal income tax credits totaling approximately 3,148 and 2,879, respectively. These credits were identified in the prior year as the Company developed an appropriate data retrieval process for the current and open tax years. For the fiscal year ended June 29, 2025, the Company’s effective tax rate was impacted by the $65,104 partial valuation allowance due to the Company’s review of all positive and negative evidence regarding the realization of a deferred tax asset related to section 163(j) limitation carryforward. For the fiscal year ended July 2, 2023, the Company’s effective tax rate was impacted by the $135,061 release of the valuation allowances due to the Company’s review of all positive and negative evidence regarding the realization of deferred tax assets.
As of June 29, 2025, the Company had a net consolidated income tax receivable of $1,686 reflected in other current assets and a current consolidated income tax payable of $1,412 reflected in other current liabilities. As of June 30, 2024, the Company had a net consolidated income tax receivable of $2,282 reflected in other current assets, a current consolidated income tax payable of $557 reflected in other current liabilities.

Index to Financial Statement
The tax effects of temporary differences and carryforwards that give rise to significant components of deferred income tax assets and liabilities consist of:

	June 29, 2025	June 30, 2024
Deferred income tax assets:
Reserves not currently deductible	$26,296	$15,184
Finance lease liability	348,048	334,462
R&D Costs (Section 174)	2,108	828
Investment in partnership	39,137	38,279
Net operating loss, interest, and tax credit carryforwards	109,352	94,296
Subtotal	524,941	483,049
Less: Valuation allowance	66,039	884
Total net deferred income tax assets	458,902	482,165

Deferred income tax liabilities:
Property and equipment	102,313	85,095
ROU assets	285,883	282,501
Favorable and unfavorable leases	82	136
Goodwill and intangibles	7,139	6,774
Total deferred income tax liabilities	395,417	374,506
Net deferred income tax asset (liabilities)	$63,485	$107,659
As of June 29, 2025, the Company has U.S. tax credit carryforwards of $12,233, U.S. federal net operating loss carryforwards (NOLs) of $137,445, U.S. state NOLs carryforwards of $50,700, Foreign NOLs carryforwards of $1,781 and interest carryforward of $267,545. As of June 30, 2024, the Company has U.S. tax credit carryforwards of $9,084, federal NOLs of $175,882, U.S. state NOLs carryforwards of $55,583 and interest carryforward of $185,234. The majority of the tax credits were generated in tax years ended June 30, 2019 and thereafter with remaining credits generated in the July 1, 2007 and June 29, 2008 tax years. The credits have a 20-year federal carryover period and will begin to expire starting in fiscal year 2027. Certain NOL carryforwards will begin to expire in 2025. The interest carryforward and $41,148 of NOL carryforwards do not expire.
Realization of deferred tax assets associated with deductible temporary differences, net operating losses and other carryforwards is dependent on generating sufficient future taxable income. Under Sections 382 and 383 of the Code, the Company’s federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company’s stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or group of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. The Company’s ability to utilize certain net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state laws. It is currently estimated that $23,057 of the Company’s NOLs are subject to limitation due to the changes in ownership that occurred in 2004. During 2023, the Company expensed $208,697 of tax losses that will expire unused due to the 2004 ownership change limitation, even if there is sufficient taxable income to absorb such NOLs. These losses were offset by valuation allowances in previous years. The Company has not experienced an ownership change, as defined under Sections 382 and 383, since July 2017.
The Company regularly evaluates the realization of our net deferred tax assets. During the year ended July 2, 2023, the Company released $135,061 of valuation allowances in several jurisdictions based on reviews of all positive and negative evidence. In particular, the Company has experienced additional positive evidence of recent improved profitability to reach a conclusion on a more likely than not basis that the deferred tax assets could be realized and that certain valuation allowances are no longer required. The valuation allowances were further reduced by a net of $2,660 due to the OCI impact on the implementation of FAS 842 and foreign exchange/other adjustments, respectively.
During the fiscal year ended June 29, 2025, the company recorded an increase to its valuation allowance of $65,104 related to a deferred tax asset arising from Section 163(j) interest expense limitation carryforwards. This adjustment reflects management’s assessment that, due to a change in operating structure resulting in increased indebtedness and current projections of future taxable income, the disallowed interest expense carryforward is expected to continue to grow. Accordingly, it is not more likely than not that the related deferred tax asset will be realized, and a valuation allowance has

Index to Financial Statement
been recorded. The remaining valuation allowance of $935 as of June 29, 2025 is attributed to certain state tax losses that are limited and federal tax credits nearing their expiration date.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	June 29, 2025	June 30, 2024	July 2, 2023
Balance at beginning of year	$—	$—	$27
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(27)
Balance at end of year	$—	$—	$—
As of June 29, 2025 and June 30, 2024, the Company had not recorded an income tax liability on certain undistributed earnings of its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in the operations within the respective country. The Company has not calculated the deferred tax liability that would come due if the earnings were distributed to the U.S., which the Company believes that any deferred tax liability recognized would not be material.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025. We are currently evaluating the impact of the bill to our consolidated financial statements.
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

(12) Earnouts
There were 11,418,291 and 11,418,357 unvested earnout shares outstanding as of June 29, 2025 and June 30, 2024, respectively.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 39,920 of the unvested Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 13 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the year ended June 29, 2025 and June 30, 2024.
(13) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of June 29, 2025 and June 30, 2024 are as follows:

	June 29, 2025	June 30, 2024
Carrying value	$1,321,790	$1,152,200
Fair value	1,316,993	1,152,200
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).

Index to Financial Statement
There were no transfers in or out of any of the levels of the valuation hierarchy in fiscal years 2025 and 2024.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of June 29, 2025 and June 30, 2024:

	June 29, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$16	$—	$16
Earnout shares	—	—	36,183	36,183
Total liabilities	$—	$16	$36,183	$36,199

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$696	$—	$696
Total assets	$—	$696	$—	$696

Earnout Shares	$—	$—	$137,636	$137,636
Total liabilities	$—	$—	$137,636	$137,636

The fair value of earn-out shares was established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulations as of June 29, 2025 and June 30, 2024 were as follows:

	June 29, 2025	June 30, 2024
Expected term in years	1.46	2.46
Expected volatility	50%	50%
Risk-free interest rate	3.86%	4.62%
Stock price	$9.31	$14.49
Dividend yield	2.36%	1.52%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the years ended June 29, 2025 and June 30, 2024:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024
Balance as of beginning of period	$137,636	$112,041
Issuances	31	139
Changes in fair value	(101,484)	25,456
Balance as of end of period	$36,183	$137,636
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

Index to Financial Statement
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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of June 29, 2025 and June 30, 2024.
•Issued and Outstanding: 81,684,310 shares (inclusive of 1,581,366 shares contingent on certain stock price thresholds but excluding 40,868,233 shares held in treasury) as of June 29, 2025 and 88,854,487 shares (inclusive of 1,584,805 shares contingent on certain stock price thresholds but excluding 34,071,295 shares held in treasury) as of June 30, 2024.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of June 29, 2025 and June 30, 2024.
•Issued and Outstanding: 58,519,437 shares as of June 29, 2025 and June 30, 2024.
Preferred stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of June 29, 2025 and June 30, 2024.
•Issued and Outstanding: 117,087 and 120,387 shares as of June 29, 2025 and June 30, 2024, respectively.

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
Regular dividends on the Preferred Stock accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on the current liquidation preference per share of the Preferred Stock. The initial liquidation preference was $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the fiscal year ended June 29, 2025, $3,407 accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind, and dividends in the amount of $6,890 were accumulated on the Preferred Stock. For the fiscal year ended June 30, 2024, the Company had declared and paid a cash dividend in the amount of $29.10 per share of Preferred Stock, in the aggregate amount of $7,647.
During the year ended June 29, 2025, 3,300 shares of Preferred Stock were converted into 269,886 shares of Class A common stock. All of the repurchased shares were then cancelled in accordance with the Preferred Stock Certificate of Designations.

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
Stock Dividend
Common stock dividends paid during the fiscal year ended June 29, 2025 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 5, 2024	August 23, 2024	September 6, 2024	$8,552
November 4, 2024	November 22, 2024	December 6, 2024	8,411
February 5, 2025	February 21, 2025	March 7, 2025	8,320
May 8, 2025	May 23, 2025	June 6, 2025	8,175
			$33,458
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
As of June 29, 2025, the remaining balance of the repurchase plan was $92,223. For the fiscal year ended June 29, 2025, 6,796,938 shares of Class A common stock were repurchased for a total of $72,138, for an average purchase price per share of $10.61, and bringing the cumulative total shares repurchased to 40,868,233 for a total of $453,913 at an average per share price of $11.11.
(15) Share-Based Compensation
The Company has three stock plans: the 2017 Stock Incentive Plan (“2017 Plan”), the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (“2021 Plan”) and the Lucky Strike Entertainment Corporation Employee Stock Purchase Plan (“ESPP”). The stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire equity interest in the Company and align the interest of key personnel with those of the Company’s stockholders.

Index to Financial Statement
2017 Plan
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
A summary of the 2017 Plan stock options outstanding at June 29, 2025 and June 30, 2024, and changes during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 2, 2023	20,065,926	$7.20	8.49
Exercised - stock	(99,092)	3.30		$959
Forfeited and cancelled	(1,490)	4.13
Outstanding at June 30, 2024	19,965,344	$7.22	7.51
Exercised - stock	(4,082,100)	7.92		$11,809
Outstanding at June 29, 2025	15,883,244	$7.05	6.51	$35,963
Vested as of June 29, 2025	15,883,244	$7.05	6.51	$35,963
Exercisable as of June 29, 2025	15,883,244	$7.05	6.51	$35,963
2021 Plan
The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards granted under the 2021 Plan. Shares to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to an annual increase on the first day of each calendar year beginning January 1, 2022. As of June 29, 2025, the Company had 34,303,795 shares of common stock authorized under the 2021 Plan. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.
The Company issued unvested stock options to certain employees. The unvested stock options vest based on a service condition. The average expected life represents the weighted average period of time that options granted are expected to be outstanding. The following table presents the significant assumptions used in the Black-Scholes model with the following range of weighted average assumptions for options granted in the fiscal years ended June 29, 2025 and June 30, 2024:

Index to Financial Statement

	June 29, 2025	June 30, 2024
Expected term in years	10.00	10.00
Interest rate	4.31%	3.96%
Volatility	50.0%	50.0%
Dividend yield	2.12%	1.85%
A summary of stock options outstanding under the 2021 Plan at June 29, 2025 and June 30, 2024, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 2, 2023	9,860,027	$13.89
Granted	689,908	17.31
Forfeited and cancelled	(1,396,832)	15.45
Outstanding at June 30, 2024	9,153,103	$13.91	7.83
Granted	509,622	10.38
Settled - cash	(773,753)	10.51
Forfeited and cancelled	(53,300)	15.59
Outstanding at June 29, 2025	8,835,672	$13.99	6.94	$—
Vested as of June 29, 2025	3,849,279	$12.20	6.99	$—
Exercisable as of June 29, 2025	3,849,279	$12.20	6.99	$—
The Company issued RSUs to employees and board members that vest based on service conditions (Service based RSUs). The Company measures the grant-date fair value based on the price of the Company's shares on the grant date. The following table presents a summary of RSUs subject to time-based service conditions and changes during the period then ended as of June 29, 2025 and June 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 2, 2023	715,869	$10.97
Granted	398,560	11.80
Vested	(351,384)	10.89
Forfeited	(86,981)	11.48
Outstanding at June 30, 2024	676,064	$11.44
Granted	471,474	10.66
Vested	(393,393)	10.95
Forfeited	(56,781)	11.57
Outstanding at June 29, 2025	697,364	$11.18
The Company issued earnout RSUs to employees that vest upon the achievement of market conditions with a 5-year expiration date (Earnout RSUs). The fair value of the earnout RSUs was determined based on a Monte-Carlo simulation method reflecting those market conditions, and the Company recognizes compensation expense evenly over the 5-year

Index to Financial Statement
service period. The following table presents a summary of the earnout RSUs subject to market conditions and changes during the period then ended as of June 29, 2025 and June 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 2, 2023	55,152	$7.86
Forfeited	(11,687)	7.86
Outstanding at June 30, 2024	43,465	$7.86
Forfeited	(3,545)	7.86
Outstanding at June 29, 2025	39,920	$7.86
The Company issued RSUs to employees that vest based upon the achievement of market and service conditions (market and service based RSUs). The fair value of those RSUs was determined using a Monte-Carlo simulation method reflecting those market conditions. The following table presents a summary those RSUs subject to market and service conditions, and changes during the period then ended as of June 29, 2025 and June 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 2, 2023	291,804	$7.50
Granted	4,250	9.28
Forfeited	(52,675)	7.75
Outstanding at June 30, 2024	243,379	$7.48
Granted	509,861	15.07
Vested	(183,075)	6.64
Forfeited	(19,300)	11.85
Outstanding at June 29, 2025	550,865	$14.63
As of June 29, 2025, the total share-based compensation cost not yet recognized is as follows:

	Award Plan	Unrecognized Compensation Cost	Weighted Average Remaining Period of Recognition
Stock options	2021 Plan	$11,976	2.27
Service based RSUs	2021 Plan	5,286	1.71
Market and service based RSUs	2021 Plan	5,988	2.32
Earnout RSUs	2021 Plan	92	1.46
ESPP	ESPP	276	0.50
Total unrecognized share-based compensation cost		$23,618	2.16

Index to Financial Statement
Share-based compensation recognized in the consolidated statements of operations is as follows:

		Fiscal Year Ended
	Award Plan	June 29, 2025	June 30, 2024	July 2, 2023
Stock options	2021 Plan	$9,486	$8,702	$9,708
Service based RSUs	2021 Plan	4,478	4,062	4,267
Market and service based RSUs	2021 Plan	1,967	482	630
Earnout RSUs	2021 Plan	48	40	538
Other stock-based awards & settlements (1)	2021 Plan	5,249	—	—
ESPP	ESPP	404	489	599
Total share-based compensation expense		$21,632	$13,775	$15,742
(1) Consists of the impact of the $21,053 cash settlement of 1,747,434 shares of Class A common stock and 773,753 stock options as part of an employment separation agreement with a long-time executive and Director of the Company during fiscal 2025, which resulted in an equity charge of $16,244 within Additional paid-in capital and share-based compensation expense within Selling, general, and administrative expenses of $4,809. The settled Class A common stock and stock options were then cancelled.
ESPP
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

Index to Financial Statement
(16) Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per Class A and B common share is as follows:

	Fiscal Year Ended
	June 29, 2025			June 30, 2024			July 2, 2023
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(11,233)	$(7,837)	$(19,070)	$(56,239)	$(36,016)	$(92,255)	$34,805	$18,531	$53,336

Denominator
Weighted-average common shares outstanding	83,881,970	58,519,437	142,401,407	92,257,834	59,081,800	151,339,634	108,006,545	57,502,334	165,508,879

Net (loss) income per share, basic	$(0.13)	$(0.13)	$(0.13)	$(0.61)	$(0.61)	$(0.61)	$0.32	$0.32	$0.32
For the fiscal year ended July 2, 2023, weighted-average Series A preferred stock of 15,147,840 (as-converted) was used in the calculation for the allocation of undistributed earnings between Class A common stock, Class B common stock, and Series A preferred stock.

Index to Financial Statement

	Fiscal Year Ended
	June 29, 2025			June 30, 2024			July 2, 2023
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(11,233)	$(7,837)	$(19,070)	$(56,239)	$(36,016)	$(92,255)	$34,805	$18,531	$53,336

Denominator
Weighted-average common shares outstanding	83,881,970	58,519,437	142,401,407	92,257,834	59,081,800	151,339,634	108,006,545	57,502,334	165,508,879
Impact of incremental shares	*	*	*	*	*	*	2,998,686	7,313,831	10,312,517
Total	83,881,970	58,519,437	142,401,407	92,257,834	59,081,800	151,339,634	111,005,231	64,816,165	175,821,396

Net (loss) income per share, diluted	$(0.13)	$(0.13)	$(0.13)	$(0.61)	$(0.61)	$(0.61)	$0.31	$0.29	$0.30

Anti-dilutive shares excluded from diluted calculation*			16,601,626			19,604,999
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.
Impact from incremental shares for our diluted per share calculation is as follows:

	Fiscal Year Ended
	June 29, 2025			June 30, 2024			July 2, 2023
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	697,364	—	697,364	676,064	—	676,064	715,869	—	715,869
Market and service based RSUs	500,141	—	500,141	191,325	—	191,325	229,125	—	229,125
Stock options	48,205	5,505,461	5,553,666	1,635,453	6,203,400	7,838,853	1,974,071	7,313,831	9,287,902
ESPP	98,295	—	98,295	66,841	—	66,841	79,621	—	79,621
Series A preferred stock (as-converted)	9,752,160	—	9,752,160	10,831,916	—	10,831,916	—	—	—
Total	11,096,165	5,505,461	16,601,626	13,401,599	6,203,400	19,604,999	2,998,686	7,313,831	10,312,517

Index to Financial Statement
(17) Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment: Location-based entertainment.

The Company’s Chief Executive Officer, Thomas Shannon, is the Company’s chief operating decision maker (“CODM”). The CODM reviews the financial information presented on a consolidated basis since the Company provides its offerings and views key metrics, costs and margins similarly among our various location-based entertainment venues.

As a result, the CODM assesses performance and allocates resources based on net (loss) income, as reported on our Consolidated Statements of Operations. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including location acquisitions and development, customer service, marketing, human resources, finance and accounting, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. The operating financial results along with significant segment expenses and other segment items are presented on the Company’s Consolidated Statements of Operations.
(18) Subsequent Events
On July 10, 2025, the Company entered into a Thirteenth Amendment (the “Thirteenth Amendment”) to the First Lien Credit Agreement. The Thirteenth Amendment provides for a $230,000 bridge term loan. The maturity date for the bridge term loan is the date that is 364 days after July 10, 2025. The bridge term loans bears interest at a rate per annum equal to the Adjusted Term SOFR plus 2.50%, which will increase by 0.50% on each of the 90th, 180th and 270th days after July 10, 2025.
On July 10, 2025, the Company acquired 58 existing properties that were leased under the third Carlyle master lease agreement for $306,000. Spanning 16 states, the 58 property portfolio includes prime locations in California, Illinois, Georgia, Arizona, and Colorado. This transaction represents a major step forward in the Company’s long-term growth strategy by reducing annual rent obligations as a result of removing the associated lease liabilities and unlocking powerful financial and operational flexibility. This transaction was financed through the $230,000 bridge term loan discussed above, our existing revolver commitments, and cash on hand.
On July 16, 2025, the Company entered into a Fourteenth Amendment (the “Fourteenth Amendment”) to the First Lien Credit Agreement. The Fourteenth Amendment provides for a $50,000 increase of the Revolver commitment to an aggregate amount of $385,000. There was no change to the Revolver commitment terms as a result of the Fourteenth Amendment, including interest rate and maturity date.
On August 19, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.055 per share of Common Stock, which will be paid on September 12, 2025, to stockholders of record on August 29, 2025.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 29, 2025.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 29, 2025, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 29, 2025.
Attestation Report of our Independent Registered Public Accounting Firm
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an emerging growth company pursuant to the provisions of the JOBS Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 29, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Code of Conduct and Business Ethics
We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Business Ethics is posted on our Investor Relations website at https://ir.luckystrikeent.com/ on the Governance page of the website. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
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
Financial Statements
See index to consolidated financial statements on page 31.
Financial Statement Schedules
Financial statement schedules have been omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or Notes thereto under “Part II — Item 8. Financial Statements and Supplementary Data.”
Exhibits Required by Item 601 of SEC Regulation S-K

Exhibit No.	Description
2.1
Business Combination Agreement dated as of July 1, 2021, by and between Isos Acquisition Corporation and Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.) (incorporated by reference to Exhibit 2.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).*

2.2
Amendment to Business Combination Agreement dated as of November 1, 2021, by and between Isos Acquisition Corporation and Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.) (incorporated by reference to Exhibit 2.2 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on November 1, 2021).*

3.1
Amended and Restated Certificate of Incorporation of Lucky Strike Entertainment Corporation (incorporated by reference to Exhibit 3.1 to Lucky Strike Entertainment Corporation’s registration statement on Form 8-A filed with the SEC on December 15, 2021). (File No. 001-40142).

3.2
Certificate of Amendment of Certificate of Incorporation of Lucky Strike Entertainment Corporation (incorporated by reference to Exhibit 3.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2024).

3.3
Amended and Restated Bylaws of Lucky Strike Entertainment Corporation (incorporated by reference to Exhibit 3.2 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2024).

3.4
Certificate of Designations of Series A convertible preferred stock (incorporated by reference to Exhibit 3.3 to Lucky Strike Entertainment Corporation’s registration statement on Form 8-A filed with the SEC on December 15, 2021). (File No. 001-40142).

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

4.5+	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.2
Form of Registration Rights Agreement, dated July 1, 2021, by and among Isos Acquisition Corporation and certain security holders (incorporated by reference to Exhibit 10.7 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).

10.3	Form of Common Subscription Agreement (incorporated by reference to Exhibit 10.1 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
10.4	Form of Preferred Subscription Agreement (incorporated by reference to Exhibit 10.2 to Isos Acquisition Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2021).

Index to Financial Statement

Exhibit No.	Description
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

10.6
First Incremental Amendment to the First Lien Credit Agreement, dated as of March 28, 2018, among Kingpin Intermediate Holdings LLC, Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).

10.7
Second Amendment to the First Lien Credit Agreement, dated as of July 5, 2018, among Kingpin Intermediate Holdings LLC, Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).

10.8
Third Incremental Amendment to the First Lien Credit Agreement, dated as of November 20, 2019, among Kingpin Intermediate Holdings LLC, Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).

10.9
Fourth Amendment to the First Lien Credit Agreement, dated as of June 10, 2020, among Kingpin Intermediate Holdings LLC, Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).

10.10
Fifth Amendment to the First Lien Credit Agreement, dated as of September 25, 2020, among Kingpin Intermediate Holdings LLC, Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Isos Acquisition Corporation’s Registration Statement on Form S-4 filed with the SEC on September 20, 2021). (File No. 333-258080).

10.11
Sixth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated December 15, 2021 (incorporated by reference to Exhibit 10.13 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.12
Seventh Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated December 17, 2021 (incorporated by reference to Exhibit 10.14 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.13
Eighth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated February 8, 2023 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

10.14
Ninth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated June 13, 2023 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on June 13, 2023).

10.15
Tenth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated June 18, 2024 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on June 18, 2024).

10.16
Eleventh Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated August 23, 2024 (incorporated by reference to Exhibit 10.1 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

Index to Financial Statement

Exhibit No.	Description
10.17
Twelfth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated December 17, 2024 (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on December 17, 2024).

10.18
Thirteenth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated July 10, 2025 (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

10.19
Fourteenth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated July 16, 2025 (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.20†	2017 Bowlmor AMF Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Bowlero Corp.’s Registration Statement on Form S-8 filed with the SEC on March 1, 2022).
10.21†	Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.22†	Lucky Strike Entertainment Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.23†
Employment Agreement, dated as of December 15, 2021, by and between Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.) and Thomas F. Shannon (incorporated by reference to Exhibit 10.19 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.24†
Form of Option Award Agreement (Initial Option) for Thomas F. Shannon and Brett I. Parker under the Bowlero Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.25†
Form of Option Award Agreement (Reallocated Option) for Thomas F. Shannon and Brett I. Parker under the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.26†
Employment Agreement, dated as of May 5, 2023, by and between Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.) and Robert M. Lavan (incorporated by reference to Exhibit 10.22 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 11, 2023).

10.27†
Amendment to Employment Agreement, dated as of May 5, 2023, by and between Lucky Strike Entertainment Corporation and Robert M. Lavan, dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.28†
Form of Option Award Agreement for Robert M. Lavan under the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 11, 2023).

10.29†
Form of Option Award Agreement for Lev Ekster under the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).

10.30†
Employment Agreement, dated November 6, 2024, by and between Lucky Strike Entertainment Corporation and Lev Ekster (incorporated by reference to Exhibit 10.2 to Lucky Strike Entertainment Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025).

19.1	Lucky Strike Entertainment Corporation Securities Trading Policy (incorporated by reference to Exhibit 19.1 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
21.1+	Subsidiaries of Lucky Strike Entertainment Corporation.
23.2+	Consent of Deloitte and Touche LLP.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

Index to Financial Statement

Exhibit No.	Description
97.1
Lucky Strike Entertainment Corporation Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).

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

Lucky Strike Entertainment Corporation

Date:	August 28, 2025	By:	/s/ Thomas F. Shannon
		Name:	Thomas F. Shannon
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Shannon	Chairman and Chief Executive Officer; Director	August 28, 2025
Thomas F. Shannon	(Principal Executive Officer)

/s/ Robert M. Lavan	Chief Financial Officer and Treasurer	August 28, 2025
Robert M. Lavan	(Principal Financial Officer & Principal Accounting Officer)

/s/ Richard Born	Director	August 28, 2025
Richard Born
/s/ Michael J. Angelakis	Director	August 28, 2025
Michael J. Angelakis

/s/ Robert J. Bass	Director	August 28, 2025
Robert J. Bass

/s/ Sandeep Mathrani	Director	August 28, 2025
Sandeep Mathrani

/s/ Alberto Perlman	Director	August 28, 2025
Alberto Perlman

/s/ Rachael A. Wagner	Director	August 28, 2025
Rachael A. Wagner

/s/ Jason Harinstein	Director	August 28, 2025
Jason Harinstein

/s/ John A. Young	Director	August 28, 2025
John A. Young