Form 10-Q
period 2025-09-28
Lucky Strike Entertainment Corp
filed 2025-11-04
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 81,117,156 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of October 30, 2025.

Index to Notes

i

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Consolidated Financial Statements

	September 28, 2025	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$31,032	$59,686
Accounts and notes receivable, net	6,607	7,998
Inventories, net	16,125	15,500
Prepaid expenses and other current assets	37,089	29,366
Assets held-for-sale	756	—
Total current assets	91,609	112,550

Property and equipment, net	1,226,853	944,917
Operating lease right of use assets	572,320	588,594
Finance lease right of use assets, net	298,489	507,701
Intangible assets, net	47,849	45,562
Goodwill	863,000	844,351
Deferred income tax asset	75,566	67,919
Other assets	50,150	48,145
Total assets	$3,225,836	$3,159,739

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$144,099	$145,188
Current maturities of long-term debt	3,645	10,162
Current obligations of operating lease liabilities	34,605	33,103
Other current liabilities	12,398	5,932
Total current liabilities	194,747	194,385

Long-term debt, net	1,678,896	1,300,708
Long-term obligations of operating lease liabilities	587,702	606,692
Long-term obligations of finance lease liabilities	414,769	683,161
Long-term financing obligations	451,381	449,215
Earnout liability	32,657	36,183
Other long-term liabilities	56,600	56,307
Deferred income tax liabilities	4,551	4,434
Total liabilities	3,421,303	3,331,085

Commitments and Contingencies (Note 9)

Index to Notes

	September 28, 2025	June 29, 2025
Temporary Equity
Series A preferred stock	$130,827	$127,325

Stockholders’ Deficit
Class A common stock	12	12
Class B common stock	6	6
Additional paid-in capital	464,526	472,889
Treasury stock, at cost	(463,596)	(457,917)
Accumulated deficit	(326,979)	(313,181)
Accumulated other comprehensive loss	(263)	(480)
Total stockholders’ deficit	(326,294)	(298,671)
Total liabilities, temporary equity and stockholders’ deficit	$3,225,836	$3,159,739
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
Revenues
Bowling	$125,270	$122,203
Food & beverage	96,129	88,039
Amusement & other	70,879	49,953
Total revenues	292,278	260,195

Costs and expenses
Location operating costs, excluding depreciation and amortization	97,826	86,228
Location payroll and benefit costs	75,244	67,436
Location food and beverage costs	21,935	20,530
Selling, general and administrative expenses, excluding depreciation and amortization	35,345	34,811
Depreciation and amortization	33,195	36,983
Loss on impairment and disposal of fixed assets, net	1,375	1,472
Other operating income, net	(888)	(211)
Total costs and expenses	264,032	247,249

Operating income	28,246	12,946

Other (income) expenses
Interest expense, net	53,397	48,670
Change in fair value of earnout liability	(3,527)	(48,921)
Other expense	4,931	—
Total other expense (income)	54,801	(251)

(Loss) income before income tax benefit	(26,555)	13,197

Income tax benefit	(12,757)	(9,898)
Net (loss) income	(13,798)	23,095

Series A preferred stock dividends	(2,356)	(2,214)
Earnings allocated to Series A preferred stock	—	(1,293)
Net (loss) income attributable to common stockholders	$(16,154)	$19,588

Net (loss) income per share attributable to Class A and B common stockholders
Basic	$(0.12)	$0.13
Diluted	$(0.12)	$0.13
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders
Basic	138,546,333	145,766,779
Diluted	138,546,333	154,957,384
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
Net (loss) income	$(13,798)	$23,095
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	18	(709)
Foreign currency translation adjustment	199	(985)
Other comprehensive income (loss)	217	(1,694)
Total comprehensive (loss) income	$(13,581)	$21,401
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	(177,262)
Net income	—	—	—	—	—	—	—	—	—	23,095	—	23,095
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(985)	(985)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(709)	(709)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Share-based compensation	—	—	26,656	—	—	—	—	—	4,314	—	—	4,314
Cash dividends	—	—	—	—	—	—	—	—	(8,552)	—	—	(8,552)
Repurchase of Class A common stock into Treasury stock	—	—	(702,194)	—	—	—	702,194	(7,720)	—	—	—	(7,720)
Balance, September 29, 2024	117,087	$123,918	88,448,835	$11	58,519,437	$6	34,773,489	$(392,735)	$509,929	$(280,064)	$(1,474)	$(164,327)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 29, 2025	117,087	$127,325	81,684,310	$12	58,519,437	$6	40,868,233	$(457,917)	$472,889	$(313,181)	$(480)	(298,671)
Net loss	—	—	—	—	—	—	—	—	—	(13,798)	—	(13,798)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	199	199
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	18	18
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,502	—	—	—	—	—	—	(3,502)	—	—	(3,502)
Share-based compensation	—	—	35,674	—	—	—	—	—	3,334	—	—	3,334
Cash dividends	—	—	—	—	—	—	—	—	(8,195)	—	—	(8,195)
Repurchase of Class A common stock into Treasury stock	—	—	(563,184)	—	—	—	563,184	(5,679)	—	—	—	(5,679)
Balance, September 28, 2025	117,087	$130,827	81,156,800	$12	58,519,437	$6	41,431,417	$(463,596)	$464,526	$(326,979)	$(263)	$(326,294)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
Operating activities
Net (loss) income	$(13,798)	$23,095
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,195	36,983
Loss on impairment and disposal of fixed assets, net	1,375	1,472
Income from equity method investment	(57)	(60)
Amortization of deferred financing costs	4,453	938
Non-cash interest expense on finance lease obligation	3,034	3,333
Reduction of operating lease right of use assets	9,669	8,513
Non-cash portion of gain on lease modification	(1,741)	—
Deferred income taxes	(16,786)	(10,474)
Share-based compensation	3,486	4,503
Distributions from equity method investments	55	62
Change in fair value of earnout liability	(3,527)	(48,921)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	2,000	1,099
Inventories	195	(483)
Prepaids, other current assets and other assets	(6,103)	(9,329)
Accounts payable and accrued expenses	(14,385)	13,418
Operating lease liabilities	(9,417)	6,017
Other current liabilities	2,539	(182)
Other long-term liabilities	(595)	(571)
Net cash (used in) provided by operating activities	(6,408)	29,413

Investing activities
Purchases of property and equipment	(25,898)	(41,579)
Purchases of previously leased assets	(245,202)	—
Proceeds from sale of property and equipment	—	1,655
Acquisitions, net of cash acquired	(44,047)	—
Net cash used in investing activities	(315,147)	(39,924)

Index to Notes

	Three Months Ended
	September 28, 2025	September 29, 2024
Financing activities
Repurchase of Class A common stock into Treasury stock	$(5,312)	$(7,646)
Payments for tax withholdings on share-based compensation	(151)	(164)
Payment of cash dividends	(8,195)	(8,552)
Payment of long-term debt	(1,279,382)	(249)
Proceeds from term loan	1,200,000	—
Proceeds from Senior Secured Notes	500,000	—
Proceeds from bridge term loan	230,000	—
Payment of bridge term loan	(230,000)	—
Payment on finance leases	(1,249)	(1,381)
Proceeds on finance leases	—	334
Proceeds from Revolver draws	125,000	—
Payoff from Revolver draws	(155,000)	—
Other financing, net	3,428	—
Purchases of previously leased assets	(61,651)	—
Payment of deferred financing costs	(24,817)	(148)
Net cash provided by (used in) financing activities	292,671	(17,806)

Effect of exchange rates on cash	230	(207)

Net decrease in cash and cash equivalents	(28,654)	(28,524)
Cash and cash equivalents at beginning of period	59,686	66,972
Cash and cash equivalents at end of period	$31,032	$38,448
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
The Company operates location-based entertainment venues under different brand names. Our AMF and Bowl America branded locations are traditional bowling locations, while the Lucky Strike and Bowlero branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. The Company also operates other forms of location-based entertainment, such as Octane Raceway, Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park, Wet ‘n Wild Emerald Pointe water park, Castle Park and Boomers Parks. All of our locations are managed in a fully integrated and consistent basis because all of our locations are in the same business of operating location-based entertainment.
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
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
Segment Reporting: We manage our business activities on a consolidated basis and operate as a single operating segment: Location-based entertainment. The Company’s Chief Executive Officer, Thomas Shannon, is the Company’s chief operating decision maker (“CODM”). The CODM reviews the financial information presented on a consolidated basis since the Company provides its offerings and views key metrics, costs and margins similarly among our various location-based entertainment venues.

As a result, the CODM assesses performance and allocates resources based on net income (loss), as reported on our condensed consolidated statements of operations. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including location acquisitions and development, customer service, marketing, human resources, finance and accounting, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. The operating financial results along with significant segment expenses and other segment items are presented on the Company’s condensed consolidated statements of operations.
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
Change in Estimates: During the first quarter of fiscal year 2026, management conducted a review of the estimated useful lives of fixed assets due to operational changes, improved maintenance practices, and technological enhancements that are extending asset durability and reducing wear and tear. As a result of this review, the estimated useful lives were revised to better reflect their estimated future economic benefits.

Index to Notes

The following table shows the impact of the changes in estimates:

Three Months Ended
September 28, 2025
Decrease to depreciation expense	$7,444
Decrease to net loss	7,444
Decrease to net loss per share	$0.05
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

	September 28, 2025	June 29, 2025
Prepaid expenses	$27,629	$17,731
Non-trade receivables	8,287	10,087
Other	1,173	1,548
Total prepaid expenses and other current assets	$37,089	$29,366
Equity Method Investments: The aggregate carrying amounts of our equity method investments was $25,843 and $25,841 as of September 28, 2025 and June 29, 2025, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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

Index to Notes

The interest rate collar agreements effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to include a cap and floor, thus reducing the impact of interest rate changes on future interest expense. See Note 7 - Debt for more information.
Net (Loss) Income Per Share Attributable to Common Stockholders: We compute net (loss) income per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the Series A preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. In periods where the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders will be the same. Dilutive securities include Series A preferred stock, earnouts, stock options, and restricted stock units (“RSUs”). See Note 14 - Net (Loss) Income Per Share.
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
Recently Issued Accounting Standards: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. The Company adopted ASU 2023-09 in the first quarter of fiscal year 2026 and the adoption of this guidance will result in updates to disclosures to adhere to the new requirements, but is not expected to otherwise have a significant impact on our consolidated financial statements.
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
2026 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the three months ended September 28, 2025, the Company had one acquisition in which we acquired four locations for a total consideration of $44,047. The Company is still in the process of finalizing its valuation analyses for the acquisition. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to

Index to Notes

goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the respective acquisition dates.
The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses during the three months ended September 28, 2025 using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$1,555
Property and equipment	34,530
Operating lease right-of-use (“ROU”) assets	25,780
Identifiable intangible assets	3,960
Goodwill	18,229
Total assets acquired	$84,054

Current liabilities	$(4,932)
Operating lease liabilities	(24,930)
Deferred income tax liability	(9,160)
Other liabilities	(985)
Total liabilities assumed	(40,007)
Total fair value, net of cash of $549	$44,047

Components of consideration transferred
Cash	$44,047
Total	$44,047
(3) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the three months ended September 28, 2025:

Balance as of June 29, 2025	$844,351
Goodwill resulting from acquisitions during fiscal year 2026	18,229
Adjustments to preliminary fair values for prior year acquisitions	420
Balance as of September 28, 2025	$863,000

Index to Notes

Intangible Assets:

	September 28, 2025			June 29, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Bowlero trade name	14,870	(6,554)	8,316	14,870	(5,366)	9,504
Other acquisition trade names	1,890	(1,105)	785	2,510	(1,611)	899
Customer relationships	1,873	(1,262)	611	4,285	(3,541)	744
Management contracts	—	—	—	300	(300)	—
Non-compete agreements	3,284	(2,062)	1,222	3,724	(2,313)	1,411
PBA member, sponsor & media relationships	1,200	(679)	521	1,200	(651)	549
Other intangible assets	1,564	(558)	1,006	754	(519)	235
	24,681	(12,220)	12,461	27,643	(14,301)	13,342
Indefinite-lived intangible assets:
Liquor licenses	12,848	—	12,848	12,830	—	12,830
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names	14,180	—	14,180	11,030	—	11,030
	35,388	—	35,388	32,220	—	32,220
	$60,069	$(12,220)	$47,849	$59,863	$(14,301)	$45,562
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended
	September 28, 2025	September 29, 2024
Amortization expense	$1,674	$1,953
(4) Property and Equipment
As of September 28, 2025 and June 29, 2025, property and equipment consists of:

	September 28, 2025	June 29, 2025
Land	$243,332	$139,389
Building and leasehold improvements	922,911	754,647
Equipment, software, furniture, and fixtures	673,463	645,200
Construction in progress	32,174	27,021
	1,871,880	1,566,257
Accumulated depreciation	(645,027)	(621,340)
Property and equipment, net of accumulated depreciation	$1,226,853	$944,917
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended
	September 28, 2025	September 29, 2024
Depreciation expense	$28,703	$30,675

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
On July 10, 2025, the Company acquired 58 existing properties that were previously under a master lease agreement with Carlyle for $306,000. Spanning 16 states, the 58 property portfolio includes prime locations in California, Illinois, Georgia, Arizona, and Colorado.
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	September 28, 2025	September 29, 2024
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$3,769	$4,428
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	16,681	14,517
Percentage rental costs for locations (2)	Primarily Location operating costs	1,615	1,126
Equipment and other operating lease costs (3)	Primarily Location operating costs	2,314	1,951
Total Operating Lease Costs:		24,379	22,022

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	2,818	4,355
Interest expense	Interest expense, net	7,946	12,389
Total Finance Lease Costs:		10,764	16,744

Financing Obligation Costs:
Interest expense	Interest expense, net	10,304	10,115
Total Financing Obligation Costs:		10,304	10,115

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	16,908	18,696
Gains from modifications to operating leases	Other operating income, net	(1,741)	—
Other lease costs (5)	Primarily Location operating costs	301	205
Sublease income (6)	Revenues - Amusement & other	(1,165)	(1,212)
Total Other Costs, Net		14,303	17,689

Total Lease Costs, Net		$59,750	$66,570
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
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Cash paid for amounts included in the measurement of lease liabilities for each reporting period:

	Three Months Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$17,959	$12,400
Total cash paid for operating lease liabilities	17,959	12,400

Finance leases:
Operating cash flows paid for interest portion of finance leases	7,037	11,157
Financing cash flows paid for principal portion of finance leases	1,249	1,376
Total cash paid for finance lease liabilities	8,286	12,533

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	8,138	8,016
Financing cash flows paid for principal portion of finance obligations	—	5
Total cash paid for financing obligations:	8,138	8,021

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$34,383	$32,954
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)For the period ended September 29, 2024, total cash amounts within the above table include deferred repayments of $1,016 for operating leases and $2,191 for finance leases. As of September 28, 2025, there were no deferred payments remaining.

Index to Notes

Supplemental balance sheet information related to leases was as follows:

	Condensed Consolidated Balance Sheets Location	September 28, 2025	June 29, 2025
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$572,320	$588,594
Lease liabilities, Short-term	Operating lease liabilities, ST	34,605	33,103
Lease liabilities, Long-term	Operating lease liabilities, LT	587,702	606,692

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	298,489	507,701
Lease liabilities, Short-term	Other current liabilities	807	780
Lease liabilities, Long-term	Finance lease liabilities, LT	414,769	683,161

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	451,381	449,215
Lease incentive receivables from landlords of $4,179 and $3,975 as of September 28, 2025 and June 29, 2025, respectively, are reflected as a reduction of the operating and finance lease liability.
Other supplemental cash flow information related to leases was as follows for each reporting period:

	Three Months Ended
	September 28, 2025	September 29, 2024
Supplemental Cash flow Information:
Operating Cash Flows from landlord contributions	$—	$8,287
Financing Cash Flows from landlord contributions	—	334
Purchases of operating lease assets	31,186	—
Purchases of operating lease liabilities	33,393	—
Purchases of finance lease assets	206,064	—
Purchases of finance lease liabilities	267,715	—
For the purchase of previously leased property, the Company treated the net difference between operating lease assets and liabilities as a reduction of operating cash flows on the purchase date. Similarly, the Company treated the net difference between finance lease assets and liabilities as a reduction of financing cash flows on the purchase date. The remainder of the purchase price is being allocated to investing cash outflows.

Index to Notes

(6) Accounts Payable and Accrued Expenses
As of September 28, 2025 and June 29, 2025, accounts payable and accrued expenses consist of:

	September 28, 2025	June 29, 2025
Accounts Payable	$41,677	$33,863
Customer deposits	20,002	12,811
Taxes and licenses	17,732	16,622
Compensation	14,545	13,677
Insurance	12,926	13,288
Deferred revenue	7,968	17,804
Utilities	5,444	5,070
Professional fees	4,364	4,221
Interest	2,479	9,164
Other	16,962	18,668
Total accounts payable and accrued expenses	$144,099	$145,188
(7) Debt
The following table summarizes the Company’s debt structure as of September 28, 2025 and June 29, 2025:

	September 28, 2025	June 29, 2025
Term Loan (Maturing September 22, 2032 and bearing variable rate interest; 7.39% and 7.83% at September 28, 2025 and June 29, 2025, respectively)	$1,200,000	$1,279,116
7.25% Senior Secured Notes (Due October 15, 2032)	500,000	—
Revolver (Maturing September 22, 2030 and bearing variable rate interest 6.93% at June 29, 2025)	—	30,000
Other Equipment Loans	12,408	12,674
	1,712,408	1,321,790
Less:
Unamortized financing costs	(29,867)	(10,920)
Current portion of unamortized financing costs	3,461	3,947
Current maturities of long-term debt	(7,106)	(14,109)
Total long-term debt	$1,678,896	$1,300,708
Term Loan: On September 22, 2025, the Company entered into a Fifteenth Amendment (the “Fifteenth Amendment”) to the First Lien Credit Agreement. The Fifteenth Amendment provided for a refinanced $1,200,000 term loan maturing on September 22, 2032 (the “Term Loan”) . The proceeds from the Term Loan, along with proceeds from the Notes (defined below), were used to fully repay outstanding borrowings under the First Lien Credit Agreement, including:
•$1,275,861 under the existing term loan
•$230,000 under the Bridge Term Loan (defined below)
•All outstanding borrowings under the Revolver (defined below)
The refinancing was accounted for as a non-substantial debt modification, resulting in no gain or loss.
The Term Loan is repaid on a quarterly basis in principal payments of $3,000 beginning on March 31, 2026. The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.25%, subject to a step down to 3.00% per annum at Total Leverage Ratio level of 2.90:1.00. Interest on the Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lenders, can be either one, three, or six months in length. As of September 28, 2025, the interest period is one month.
7.25% Senior Secured Notes: On September 22, 2025, the Company issued $500,000 aggregate principal amount of 7.25% Senior Secured Notes (the “Notes”). The Notes were issued pursuant to the indenture, also dated as of September

Index to Notes

22, 2025 (the “Indenture”). The Notes bear interest at the rate of 7.25% per annum and will mature on October 15, 2032. Interest on the Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026. The Indenture includes customary redemption provisions, including, among others, the right to redeem the Notes, in whole or in part, (1) prior to October 15, 2028, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, and (2) on or after October 15, 2028, at the redemption prices set forth in the Indenture.
Revolver: Under the First Lien Credit Agreement, the Company has access to a senior secured revolving credit facility (the “Revolver”). On July 16, 2025, the Company entered into a Fourteenth Amendment (the “Fourteenth Amendment”) to the First Lien Credit Agreement. The Fourteenth Amendment provided for a $50,000 increase of the Revolver commitment to an aggregate amount of $385,000.
In connection with the Fifteenth Amendment, the Revolver commitment was increased by $40,000 to an aggregate amount of $425,000, and the amount outstanding as of the effective date of the Fifteenth Amendment of $155,000 was repaid. As of September 28, 2025, no amounts have been drawn on the Revolver. Any outstanding balance on the Revolver is due on September 22, 2030. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR. Borrowings under the Revolver bear interest at a rate per annum equal to SOFR plus 2.5%. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.25%.
Bridge Term Loan: On July 10, 2025, the Company entered into a Thirteenth Amendment (the “Thirteenth Amendment”) to the First Lien Credit Agreement. The Thirteenth Amendment provided for a $230,000 bridge term loan (the “Bridge Term Loan”), which provided additional financing to acquire the Carlyle master lease agreement. The maturity date for the Bridge Term Loan is the date that is 364 days after July 10, 2025. The Bridge Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 2.50%, which will increase by 0.50% on each of the 90th, 180th and 270th days after July 10, 2025. In connection with the Fifteenth Amendment, the Bridge Term Loan was repaid in full and no amounts are outstanding.
First Lien Credit Agreement Covenants: Obligations owed under the First Lien Credit Agreement are secured by a first priority security interest on substantially all assets of Lucky Strike. and the guarantor subsidiaries. The First Lien Credit Agreement contains customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants. The Company is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if amounts outstanding on the Revolver exceed an amount equal to 40% of the aggregate Revolver commitment (subject to certain exclusions) at the end of such fiscal quarter. In addition, payment of borrowings under the Revolver may be accelerated if there is an event of default, and Lucky Strike would no longer be permitted to borrow additional funds under the Revolver while a default or event of default were outstanding.
7.25% Senior Secured Notes Covenants: The Notes are secured by substantially all of the assets of the Company and certain wholly owned subsidiaries of the Company. The Indenture contains customary restrictive covenants and events of default.
Letters of Credit:    Outstanding standby letters of credit as of September 28, 2025 and June 29, 2025 totaled $24,122 and $22,422, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of September 28, 2025.
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
The fair value of the collar agreements as of September 28, 2025 and June 29, 2025 was a liability of $1 and $16, respectively, and is included within the condensed consolidated balance sheets.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the condensed consolidated statement of operations.

Index to Notes

(8) Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The Company’s effective tax rate for the three months ended September 28, 2025 was 48%, which differs from the US federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, increase to the valuation allowance against the deferred tax asset for business interest expense that cannot be deducted under IRC Section 163(j), permanent differences, and other discrete tax items. The Company’s effective tax rate for the three months ended September 29, 2024 was (75)%, which differs from the US federal statutory rate of 21% due to the change in fair value of the earnout liability, permanent differences, and other discrete tax items.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025. The most significant impact to the Company under the bill was the permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under IRC Section 163(j) to the current tax estimate. The Company will continue to monitor the potential impacts of the bill on the Company’s consolidated financial statements.
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
(10) Earnouts
There were 11,418,280 and 11,418,291 unvested earnout shares outstanding as of September 28, 2025 and June 29, 2025, respectively.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 39,708 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 11 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the period ended September 28, 2025 and September 29, 2024.
(11) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of September 28, 2025 and June 29, 2025 are as follows:

	September 28, 2025	June 29, 2025
Carrying value	$1,712,408	$1,321,790
Fair value	1,713,908	1,316,993
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three months ended September 28, 2025 and the fiscal year ended June 29, 2025.

Index to Notes

Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of September 28, 2025 and June 29, 2025:

	September 28, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$1	$—	$1
Earnout shares	—	—	32,657	32,657
Total liabilities	$—	$1	$32,657	$32,658

	June 29, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$16	$—	$16
Earnout shares	—	—	36,183	36,183
Total liabilities	$—	$16	$36,183	$36,199

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of September 28, 2025 were as follows:

Earnout
Expected term in years	1.21
Expected volatility	45%
Risk-free interest rate	3.66%
Stock price	$10.07
Dividend yield	2.18%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three months ended September 28, 2025 and September 29, 2024:

	Three Months Ended
	September 28, 2025	September 29, 2024
Balance as of beginning of period	$36,183	$137,636
Issuances	1	26
Changes in fair value	(3,527)	(48,921)
Balance as of end of period	$32,657	$88,741
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

Index to Notes

Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of September 28, 2025 and June 29, 2025.
•Issued and Outstanding: 81,156,800 shares (inclusive of 1,581,154 shares contingent on certain stock price thresholds but excluding 41,431,417 shares held in treasury) as of September 28, 2025 and 81,684,310 shares (inclusive of 1,581,366 shares contingent on certain stock price thresholds but excluding 40,868,233 shares held in treasury) as of June 29, 2025.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of September 28, 2025 and June 29, 2025.
•Issued and Outstanding: 58,519,437 shares as of September 28, 2025 and June 29, 2025.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of September 28, 2025 and June 29, 2025.
•Issued and Outstanding: 117,087 shares as of September 28, 2025 and June 29, 2025.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the three months ended September 28, 2025, accumulated dividends in the amount of $3,502 were added to the liquidation preference and deemed to be declared and paid in-kind. For the three months ended September 28, 2025, dividends in the amount of $1,798 were accumulated on the Preferred Stock.
Stock Dividend
Common stock dividends paid during the three months ended September 28, 2025 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 19, 2025	August 29, 2025	September 12, 2025	$8,183
			$8,183
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts paid for accrued dividends on previously unvested share-based awards or amounts accrued for currently unvested share-based awards.
On November 4, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock, which will be paid on December 8, 2025, to stockholders of record on November 24, 2025.
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

Index to Notes

For the three months ended September 28, 2025, 563,184 shares of Class A common stock were repurchased for a total of $5,626, for an average purchase price per share of $9.99. As of September 28, 2025, the remaining balance of the repurchase program was $86,597.
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
As of September 28, 2025 and June 29, 2025, the total share-based compensation cost not yet recognized is as follows:

	Award Plan	September 28, 2025	June 29, 2025
Stock options	2021 Plan	$10,221	$11,976
Service based RSUs	2021 Plan	4,017	5,286
Market and service based RSUs	2021 Plan	5,236	5,988
Earnout RSUs	2021 Plan	76	92
ESPP	ESPP	175	276
Total unrecognized share-based compensation cost		$19,725	$23,618
Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended September 28, 2025 and September 29, 2024 is as follows:

		Three Months Ended
	Award Plan	September 28, 2025	September 29, 2024
Stock options	2021 Plan	$1,697	$2,763
Service based RSUs	2021 Plan	1,046	1,078
Market and service based RSUs	2021 Plan	627	120
Earnout RSUs	2021 Plan	14	8
Other stock-based awards & settlements	2021 Plan	—	440
ESPP	ESPP	102	94
Total share-based compensation expense		$3,486	$4,503
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(14) Net (Loss) Income Per Share
The computations of basic and diluted net (loss) income per share of Class A common stock and Class B common stock are as follows:

	Three Months Ended - Basic
	September 28, 2025			September 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(9,331)	$(6,823)	$(16,154)	$11,724	$7,864	$19,588

Denominator
Weighted-average shares outstanding	80,026,896	58,519,437	138,546,333	87,247,342	58,519,437	145,766,779

Net (loss) income per share, basic	$(0.12)	$(0.12)	$(0.12)	$0.13	$0.13	$0.13

	Three Months Ended - Diluted
	September 28, 2025			September 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(9,331)	$(6,823)	$(16,154)	$11,724	$7,864	$19,588

Denominator
Weighted-average shares outstanding	80,026,896	58,519,437	138,546,333	87,247,342	58,519,437	145,766,779
Impact of incremental shares	*	*	*	2,699,084	6,491,521	9,190,605
Total	80,026,896	58,519,437	138,546,333	89,946,426	65,010,958	154,957,384

Net (loss) income per share, diluted	$(0.12)	$(0.12)	$(0.12)	$0.13	$0.12	$0.13
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive.

The impact from incremental shares for our diluted per share calculations are as follows:

	Three Months Ended
	September 28, 2025			September 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	661,623	—	661,623	716,330	—	716,330
Market and service based RSUs	490,135	—	490,135	185,925	—	185,925
Stock options	25,415	4,684,724	4,710,139	1,687,739	6,491,521	8,179,260
ESPP	128,352	—	128,352	109,090	—	109,090
Series A Preferred Stock	10,063,602	—	10,063,602	—	—	—
Total	11,369,127	4,684,724	16,053,851	2,699,084	6,491,521	9,190,605

Index to Notes

(15) Supplemental Cash Flow Information

	September 28, 2025	September 29, 2024
Cash paid during the period for:
Interest (1)	$53,648	$37,254
Income taxes, net of refunds	427	657
Noncash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	20,388	21,645
Deferred financing costs in accounts payable and accrued expenses	2,313	—
Change in fair value of interest rate swap, net of tax	18	(709)
Accrual of paid-in-kind dividends on Series A preferred stock	3,502	—
Excise tax liability accrued on stock repurchases	53	73
Unsettled treasury stock trade payable	314	—
(1)    Includes cash paid for the interest portion on finance leases and financing obligations. See Note 5 - Leases for supplementary information relating to leasing transactions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Lucky Strikes Entertainment’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 as filed with the Securities and Exchange Commission (“SEC”) on August 28, 2025. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” “Lucky Strike Entertainment,” and “Lucky Strike” are intended to mean the business and operations of Lucky Strike Entertainment Corporation and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
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

Index to Notes

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause our actual results to differ include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
Overview
Lucky Strike Entertainment is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. The Company also operates other forms of location-based entertainment, such as family entertainment centers (FEC’s) and water parks. Our other entertainment brands include Octane Raceway, Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park, Wet ‘n Wild Emerald Pointe water park, Castle Park and Boomers Parks.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of locations to more upscale entertainment concepts offering a broader range of offerings, the opening of new locations and acquisitions.
Recent Developments
Lucky Strike’s results for the three months ended September 28, 2025 exhibited the expected total revenue growth and further expansion of our three verticals: bowling, water parks, and high-quality FEC’s. To highlight the Company’s recent activity during the three months ended September 28, 2025:
•We reported total revenue growth of 12%.
•We acquired 58 existing properties that were previously under a master lease agreement with Carlyle for $306,000. Spanning 16 states, the 58 property portfolio includes prime locations in California, Illinois, Georgia, Arizona, and Colorado. This transaction represents a major step forward in the Company’s long-term growth strategy by reducing annual rent obligations as a result of removing the associated lease liabilities and unlocking powerful financial and operational flexibility.
•We completed the acquisition of Wet ‘n Wild Emerald Pointe water park, Castle Park, and two additional Boomers Parks locations.
•We signed a definitive agreement to acquire Raging Waters Los Angeles, a premier water park in California, which is expected to be completed in fiscal 2026.
•We refinanced our existing term loan for a $1,200,000 Term Loan, issued $500,000 of Senior Secured Notes, and increased our Revolver commitment to $425,000.
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
Results of Operations
Three Months Ended September 28, 2025 Compared to the Three Months Ended September 29, 2024
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Three Months Ended
	September 28, 2025	%(1)	September 29, 2024	%(1)	Change	% Change
Revenues
Bowling	$125,270	43%	$122,203	47%	$3,067	3%
Food & beverage	96,129	33%	88,039	34%	8,090	9%
Amusement & other	70,879	24%	49,953	19%	20,926	42%
Total revenues	292,278	100%	260,195	100%	32,083	12%

Costs and expenses
Location operating costs, excluding depreciation and amortization	97,826	33%	86,228	33%	11,598	13%
Location payroll and benefit costs	75,244	26%	67,436	26%	7,808	12%
Location food and beverage costs	21,935	8%	20,530	8%	1,405	7%
Selling, general and administrative expenses, excluding depreciation and amortization	35,345	12%	34,811	13%	534	2%
Depreciation and amortization	33,195	11%	36,983	14%	(3,788)	(10)%
Loss on impairment and disposal of fixed assets, net	1,375	—%	1,472	1%	(97)	(7)%
Other operating income, net	(888)	—%	(211)	—%	677	*
Total costs and expenses	264,032	90%	247,249	95%	16,783	7%

Operating income	28,246	10%	12,946	5%	15,300	*

Other (income) expenses
Interest expense, net	53,397	18%	48,670	19%	4,727	10%
Change in fair value of earnout liability	(3,527)	(1)%	(48,921)	(19)%	45,394	*
Other expense	4,931	2%	—	—%	4,931	*
Total other expense (income)	54,801	19%	(251)	—%	55,052	*

(Loss) income before income tax benefit	(26,555)	(9)%	13,197	5%	(39,752)	*

Income tax benefit	(12,757)	(4)%	(9,898)	(4)%	(2,859)	29%
Net (loss) income	$(13,798)	(5)%	$23,095	9%	(36,893)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended September 28, 2025, revenues totaled $292,278 and represented an increase of $32,083, or 12%, over the same period of last fiscal year. The increase is primarily attributable to newly acquired or opened locations.
The following table summarizes our revenues on a same-store-basis for the quarter ended September 28, 2025 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	September 28, 2025	September 29, 2024	Change	% Change
Revenues on a same-store basis (1)	$254,480	$255,435	$(955)	—%
Revenues for media, new and closed locations	37,212	4,110	33,102	*
Service fee revenue (2)	586	650	(64)	(10)%
Total revenues	$292,278	$260,195	$32,083	12%
(1) Revenues from 351 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed Form 10-Q for the three months ended September 29, 2024, revenues from 327 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. Same-store revenues remained relatively flat during the quarter ended September 28, 2025 relative to the same period of last fiscal year. The walk-in business for same-store bowling entertainment locations remained strong during the quarter, contributing approximately $3,200 of comparable store revenue, which was offset by decreases in our offline events business.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs as a percent of revenues remained flat at 33%, driven by our ability to leverage fixed costs as our revenue scales. Compared to the first quarter of fiscal 2025, location operating costs increased $11,598, or 13%, which was mainly attributable to location count growth from acquisitions. For instance, the acquisitions of water parks and FEC’s contributed $8,300 to the increase. Additionally, advertising increased approximately $2,300 compared to the previous year, which we believe assisted in driving higher retail entertainment revenue.
On July 10, 2025, the Company acquired 58 existing properties that were previously under a master lease agreement with Carlyle for $306,000. As a result of this transaction, operating lease costs decreased approximately $645 compared to the previous year. Since the properties were predominantly classified as finance leases, the additional decreases in costs are discussed further below under the sections titled Depreciation and amortization, and Interest expense, net.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs as a percent of revenues remained flat at 26%. Location payroll and benefit costs increased $7,808, or 12%, mainly driven by the impact of the acquisitions of water parks and FEC’s which contributed $6,300. The balance of the change was further driven by additional new builds and higher wages offset by a reduction in hours as we continue to optimize our staffing levels and mix.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 23%. Overall, location food & beverage costs increased $1,405, or 7%. The increase in location food & beverage costs is mainly attributable to a higher share of customer spending being directed toward food & beverage products and the impact of the acquisitions of water parks and FEC’s, which contributed $1,200.
Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $534 or 2%. SG&A expense as a percent of revenues decreased from 13% during fiscal 2025 to 12% during fiscal 2026, driven by continued cost management initiatives at the corporate level.

Index to Notes

Depreciation and amortization: Depreciation and amortization decreased $3,788 or 10%. The decrease in depreciation and amortization reflects the change in estimated useful lives of fixed assets, which benefited from a decrease in expense of $7,444, as well as net decrease in depreciation and amortization of $450 from the purchase of the previously leased locations discussed above, offset by accelerated depreciation of $2,000 from a location closure, and additional depreciation from new locations and capital additions.
Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $4,727, or 10%. The higher interest expense is primarily attributable to the amortization of $3,300 of deferred financing costs associated with the Bridge Term Loan and increases in debt since the first quarter of fiscal 2025, offset by a $4,500 decrease in interest expense for finance leases due to the purchase of a previously leased assets.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended September 28, 2025 is due to the decrease in the fair value of the earnouts, which mainly reflects the decrease in the Company’s stock volatility in the current quarter.
Income tax benefit: The income tax benefit and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The effective tax rate of 48% for the quarter ended September 28, 2025 was primarily attributed to the change in fair value of the earnout liability, unrealizable Section 163(j) interest limitation, and permanent differences.
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

Index to Notes

The following table provides a reconciliation from net (loss) income to Adjusted EBITDA for each reporting period:

	Three Months Ended
	September 28, 2025	September 29, 2024
Net (loss) income	$(13,798)	$23,095
Adjustments:
Interest expense	53,397	48,670
Income tax benefit	(12,757)	(9,898)
Depreciation and amortization	33,500	37,437
Loss on impairment, disposals, and other charges, net	1,375	1,472
Share-based compensation	3,486	4,503
Closed location EBITDA (1)	521	2,205
Transactional and other advisory costs (2)	9,997	3,259
Changes in the value of earnouts (3)	(3,527)	(48,921)
Other, net (4)	460	1,121
Adjusted EBITDA	$72,654	$62,943
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
(2)The adjustment for transaction costs and other advisory costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, and dispositions, in each case, regardless of whether consummated.
(3)The adjustment for changes in the value of earnouts is to remove of the impact of the revaluation of the earnouts. Changes in the fair value of the earnout liability is recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
(4)Other includes the following related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations: (i) non-routine expenses, net of recoveries for matters outside the normal course of business, (ii) severance expense, and (iii) other individually de minimis expenses.
Liquidity and Capital Resources
We manage our liquidity through assessing available cash-on-hand, our ability to generate cash and our ability to borrow or otherwise raise capital to fund operating, investing and financing activities.
A core tenet of our long-term strategy is to grow the size and scale of the Company in order to improve our operating profit margins through leveraging our fixed costs. As such, one of the Company’s known cash requirements is for capital expenditures related to the construction of new locations and upgrading and converting existing locations. We believe our financial position, generation of cash, available cash-on-hand, existing credit facility, and access to potentially obtain additional financing from sale-lease-back transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short and long-term commitments for the foreseeable future. We also plan to use available cash-on-hand to fund our share repurchase program, which was implemented as a method to return value to our shareholders. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage, and potential borrowing restrictions imposed by our lenders. See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended June 29, 2025 for further information.
At September 28, 2025, we had approximately $31,032 of available cash and cash equivalents.

Index to Notes

Three Months Ended September 28, 2025 Compared to the Three Months Ended September 29, 2024
The following compares the primary categories of the condensed consolidated statements of cash flows for the period ended September 28, 2025 and September 29, 2024:

	Three Months Ended		$ Change	% Change
(in thousands)	September 28, 2025	September 29, 2024
Net cash (used in) provided by operating activities	$(6,408)	$29,413	$(35,821)	*
Net cash used in investing activities	(315,147)	(39,924)	(275,223)	*
Net cash provided by (used in) financing activities	292,671	(17,806)	310,477	*
Effect of exchange rate changes on cash	230	(207)	437	*
Net change in cash and cash equivalents	$(28,654)	$(28,524)	$(130)	—%
_________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities used $6,408 as compared to providing $29,413 during the same period of the prior fiscal year. The increase in cash used in operating activities primarily reflects a decrease in tenant improvement allowances of $8,287, as well as a decrease due to timing of vendor payments in accounts payable and accrued expenses as compared to the prior year.
Investing activities used $315,147 as compared to $39,924 during the same period of the prior fiscal year. The increase in cash used in investing activities mainly reflects the purchase of a previously leased asset as well as an increase in acquisition activity as compared to the same period of the prior year.
Financing activities provided $292,671 as compared to using $17,806 during the same period of the prior fiscal year. The increase in cash provided by financing activities primarily reflects the proceeds from the Fifteenth Amendment to the First Lien Credit Agreement and the issuance of Senior Secured Notes. This was partially offset by the repayment of outstanding debt and payment of deferred financing costs.
Our contractual obligations primarily include, but are not limited to, debt service, self-insurance liabilities, and leasing arrangements. We believe our sources of liquidity, namely available cash on hand, history of generating positive operating cash flows, and access to capital markets will continue to be adequate to meet our contractual obligations, as well as fund working capital, planned capital expenditures, location acquisitions, and execute purchases under our share repurchase program.
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended September 28, 2025.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $12,000 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our term loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 28, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended September 28, 2025.
Part II

Index to Notes

Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 - Commitments and Contingencies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 29, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our securities made by us for the quarter ended September 28, 2025.

(in thousands, except share and per share amounts)	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
June 30, 2025 to August 3, 2025	—	$—	—	$92,223
August 4, 2025 to August 31, 2025	25,000	10.92	25,000	91,950
September 1, 2025 to September 28, 2025	538,184	9.95	538,184	86,597
Total	563,184	$9.99	563,184
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).
Item 5. Other Information
On September 4, 2025, Thomas Shannon, chair of the Company’s Board of Directors and its Chief Executive Officer, terminated an existing trading plan for the purchase or sale of securities of the Company’s intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Shannon 10b5-1 Plan”). The Shannon 10b5-1 Plan provided for the potential sale of up to 2,300,000 shares of Class A common stock and would have expired by its terms on the earlier of May 20, 2026 or the date when all shares under the Shannon 10b5-1 Plan were sold.

Index to Notes

Item 6. Exhibits

Exhibit No.	Description
10.1
Indenture, dated as of September 22, 2025, by and among Lucky Strike Entertainment Corporation, Kingpin Intermediate Holdings LLC, as issuer, the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on September 23, 2025.

10.2
Fifteenth Amendment to the First Lien Credit Agreement, dated as of July 3, 2017, by and among Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.), Kingpin Intermediate Holdings LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders from time to time party thereto, dated September 22, 2025 (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Current Report on Form 8-K filed with the SEC on September 23, 2025).

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

LUCKY STRIKE ENTERTAINMENT CORPORATION

Date:	November 4, 2025	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)