Form 10-Q
period 2025-12-28
Lucky Strike Entertainment Corp
filed 2026-02-04
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 79,185,111 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of January 29, 2026.

Index to Notes

i

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Consolidated Financial Statements

	December 28, 2025	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$95,912	$59,686
Accounts and notes receivable, net	6,377	7,998
Inventories, net	15,776	15,500
Prepaid expenses and other current assets	39,840	29,366
Assets held-for-sale	756	—
Total current assets	158,661	112,550

Property and equipment, net	1,229,452	944,917
Operating lease right of use assets	553,653	588,594
Finance lease right of use assets, net	305,165	507,701
Intangible assets, net	50,539	45,562
Goodwill	863,391	844,351
Deferred income tax asset	60,060	67,919
Other assets	46,960	48,145
Total assets	$3,267,881	$3,159,739

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$166,797	$145,188
Current maturities of long-term debt	6,604	10,162
Current obligations of operating lease liabilities	33,911	33,103
Earnout liability	12,748	—
Other current liabilities	8,514	5,932
Total current liabilities	228,574	194,385

Long-term debt, net	1,761,509	1,300,708
Long-term obligations of operating lease liabilities	569,246	606,692
Long-term obligations of finance lease liabilities	427,521	683,161
Long-term financing obligations	453,489	449,215
Earnout liability	—	36,183
Other long-term liabilities	55,905	56,307
Deferred income tax liabilities	4,659	4,434
Total liabilities	3,500,903	3,331,085

Commitments and Contingencies (Note 9)

Index to Notes

	December 28, 2025	June 29, 2025
Temporary Equity
Series A preferred stock	$130,827	$127,325

Stockholders’ Deficit
Class A common stock	12	12
Class B common stock	6	6
Additional paid-in capital	458,227	472,889
Treasury stock, at cost	(482,802)	(457,917)
Accumulated deficit	(339,635)	(313,181)
Accumulated other comprehensive loss	343	(480)
Total stockholders’ deficit	(363,849)	(298,671)
Total liabilities, temporary equity and stockholders’ deficit	$3,267,881	$3,159,739
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Revenues
Bowling	$142,867	$138,967	$268,137	$261,170
Food & beverage	112,397	110,902	208,526	198,941
Amusement & other	51,597	50,205	122,476	100,158
Total revenues	306,861	300,074	599,139	560,269

Costs and expenses
Location operating costs, excluding depreciation and amortization	99,667	82,694	197,493	168,922
Location payroll and benefit costs	77,882	70,876	153,126	138,312
Location food and beverage costs	23,955	23,225	45,890	43,755
Selling, general and administrative expenses, excluding depreciation and amortization	39,072	34,384	74,417	69,195
Depreciation and amortization	30,422	39,118	63,617	76,101
Loss on impairment and disposal of fixed assets, net	2,338	2,575	3,713	4,047
Other operating expense (income), net	198	329	(690)	118
Total costs and expenses	273,534	253,201	537,566	500,450

Operating income	33,327	46,873	61,573	59,819

Other (income) expenses
Interest expense, net	50,116	48,795	103,513	97,465
Change in fair value of earnout liability	(19,919)	(19,682)	(23,446)	(68,603)
Other expense	—	800	4,931	800
Total other expense	30,197	29,913	84,998	29,662

Income (loss) before income tax expense (benefit)	3,130	16,960	(23,425)	30,157

Income tax expense (benefit)	15,786	(11,347)	3,029	(21,245)
Net (loss) income	(12,656)	28,307	(26,454)	51,402

Series A preferred stock dividends	(2,416)	(2,240)	(4,772)	(4,454)
Earnings allocated to Series A preferred stock	—	(1,640)	—	(2,930)
Net (loss) income attributable to common stockholders	$(15,072)	$24,427	$(31,226)	$44,018

Net (loss) income per share attributable to Class A and B common stockholders
Basic	$(0.11)	$0.17	$(0.23)	$0.30
Diluted	$(0.11)	$0.16	$(0.23)	$0.29
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders
Basic	137,343,082	143,939,878	137,944,707	144,853,328
Diluted	137,343,082	152,957,223	137,944,707	154,228,643
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net (loss) income	$(12,656)	$28,307	$(26,454)	$51,402
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	—	312	18	(397)
Foreign currency translation adjustment	606	(735)	805	(1,720)
Other comprehensive income (loss)	606	(423)	823	(2,117)
Total comprehensive (loss) income	$(12,050)	$27,884	$(25,631)	$49,285
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	(177,262)
Net income	—	—	—	—	—	—	—	—	—	23,095	—	23,095
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(985)	(985)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(709)	(709)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Share-based compensation	—	—	26,656	—	—	—	—	—	4,314	—	—	4,314
Cash dividends	—	—	—	—	—	—	—	—	(8,552)	—	—	(8,552)
Repurchase of Class A common stock into Treasury stock	—	—	(702,194)	—	—	—	702,194	(7,720)	—	—	—	(7,720)
Balance, September 29, 2024	117,087	$123,918	88,448,835	$11	58,519,437	$6	34,773,489	$(392,735)	$509,929	$(280,064)	$(1,474)	$(164,327)
Net income	—	—	—	—	—	—	—	—	—	28,307	—	28,307
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(735)	(735)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	312	312
Share-based compensation	—	—	317,374	—	—	—	—	—	3,374	—	—	3,374
Cash dividends	—	—	—	—	—	—	—	—	(8,473)	—	—	(8,473)
Repurchase of Class A common stock into Treasury stock	—	—	(3,334,976)	—	—	—	3,334,976	(38,116)	—	—	—	(38,116)
Balance, December 29, 2024	117,087	$123,918	85,431,233	$11	58,519,437	$6	38,108,465	$(430,851)	$504,830	$(251,757)	$(1,897)	$(179,658)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 29, 2025	117,087	$127,325	81,684,310	$12	58,519,437	$6	40,868,233	$(457,917)	$472,889	$(313,181)	$(480)	(298,671)
Net loss	—	—	—	—	—	—	—	—	—	(13,798)	—	(13,798)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	199	199
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	18	18
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,502	—	—	—	—	—	—	(3,502)	—	—	(3,502)
Share-based compensation	—	—	35,674	—	—	—	—	—	3,334	—	—	3,334
Cash dividends	—	—	—	—	—	—	—	—	(8,195)	—	—	(8,195)
Repurchase of Class A common stock into Treasury stock	—	—	(563,184)	—	—	—	563,184	(5,679)	—	—	—	(5,679)
Balance, September 28, 2025	117,087	$130,827	81,156,800	$12	58,519,437	$6	41,431,417	$(463,596)	$464,526	$(326,979)	$(263)	$(326,294)
Net loss	—	—	—	—	—	—	—	—	—	(12,656)	—	(12,656)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	606	606
Share-based compensation	—	—	125,504	—	—	—	—	—	2,577	—	—	2,577
Cash dividends	—	—	—	—	—	—	—	—	(8,876)	—	—	(8,876)
Repurchase of Class A common stock into Treasury stock	—	—	(2,319,615)	—	—	—	2,319,615	(19,206)	—	—	—	(19,206)
Balance, December 28, 2025	117,087	$130,827	78,962,689	$12	58,519,437	$6	43,751,032	$(482,802)	$458,227	$(339,635)	$343	$(363,849)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 28, 2025	December 29, 2024
Operating activities
Net (loss) income	$(26,454)	$51,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,617	76,101
Loss on impairment and disposal of fixed assets, net	3,713	4,047
Income from equity method investment	(131)	(136)
Amortization of deferred financing costs	5,521	1,772
Non-cash interest expense on finance lease obligation	5,861	5,699
Reduction of operating lease right of use assets	19,180	17,893
Non-cash portion of gain on lease modification	(1,441)	—
Deferred income taxes	(1,245)	(22,013)
Share-based compensation	6,319	9,167
Distributions from equity method investments	100	127
Change in fair value of earnout liability	(23,446)	(68,603)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	2,014	1,197
Inventories	546	(2,014)
Prepaids, other current assets and other assets	(3,993)	(7,228)
Accounts payable and accrued expenses	14,621	9,601
Operating lease liabilities	(17,348)	(4,543)
Other current liabilities	(4,550)	(3,844)
Other long-term liabilities	(1,228)	(478)
Net cash provided by operating activities	41,656	68,147

Investing activities
Purchases of property and equipment	(58,799)	(92,005)
Purchases of previously leased assets	(246,795)	—
Purchases of intangible assets	(4,500)	—
Proceeds from sale of property and equipment	—	1,655
Acquisitions, net of cash acquired	(44,047)	(42,864)
Net cash used in investing activities	(354,141)	(133,214)

Index to Notes

	Six Months Ended
	December 28, 2025	December 29, 2024
Financing activities
Repurchase of Class A common stock into Treasury stock	$(24,378)	$(45,420)
Payments for tax withholdings on share-based compensation	(396)	(1,454)
Payment of cash dividends	(17,071)	(17,024)
Payment of long-term debt	(1,279,651)	(3,380)
Proceeds from term loan	1,200,000	150,000
Proceeds from Senior Secured Notes	500,000	—
Proceeds from bridge term loan	230,000	—
Payment of bridge term loan	(230,000)	—
Payment on finance leases	(1,306)	(3,117)
Proceeds on finance leases	1,481	417
Proceeds from Revolver draws	210,000	110,000
Payoff of Revolver draws	(155,000)	(110,000)
Other financing, net	3,428	—
Purchases of previously leased assets	(61,651)	—
Payment of deferred financing costs	(27,130)	(923)
Net cash provided by financing activities	348,326	79,099

Effect of exchange rates on cash	385	(249)

Net increase in cash and cash equivalents	36,226	13,783
Cash and cash equivalents at beginning of period	59,686	66,972
Cash and cash equivalents at end of period	$95,912	$80,755
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

Index to Notes

The following table shows the impact of the changes in estimates:

	Three Months Ended	Six Months Ended
	December 28, 2025	December 28, 2025
Decrease to depreciation expense	$8,341	$15,785
Decrease to net loss	8,341	15,785
Decrease to net loss per share	$0.06	$0.11
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

	December 28, 2025	June 29, 2025
Prepaid expenses	$25,517	$17,731
Non-trade receivables	10,943	10,087
Other	3,380	1,548
Total prepaid expenses and other current assets	$39,840	$29,366
Equity Method Investments: The aggregate carrying amounts of our equity method investments was $25,872 and $25,841 as of December 28, 2025 and June 29, 2025, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used. We will lose our emerging growth company status on June 28, 2026, which is the last day of the fiscal year following the fifth anniversary of Isos’ IPO (March 5, 2026).
Recently Issued Accounting Standards: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. The Company adopted ASU 2023-09 in the first quarter of fiscal year 2026 and the adoption of this guidance will result in updates to annual disclosures to adhere to the new requirements, but will not otherwise have a significant impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (“ASU 2025-06”), which will improve disclosures surrounding internal-use software and the timing of capitalization when companies use the incremental and iterative development method. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and is to be applied prospectively, with early adoption and retrospective application permitted. We are currently evaluating the impact of this standard to our consolidated financial statements.

Index to Notes

(2) Business Acquisitions
Acquisitions: The Company continually evaluates potential acquisitions, which can be either business combinations or asset purchases, that strategically fit within the Company’s overall growth strategy in order to expand our market share in key geographic areas and to improve our ability to leverage our fixed costs.
2026 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the six months ended December 28, 2025, the Company had one business acquisition in which we acquired four locations for a total consideration of $44,047. The Company is still in the process of finalizing its valuation analyses for the business acquisition. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the respective acquisition dates.
The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses during the six months ended December 28, 2025 using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$1,476
Property and equipment	34,523
Operating lease right-of-use (“ROU”) assets	25,780
Identifiable intangible assets	3,960
Goodwill	18,454
Total assets acquired	$84,193

Current liabilities	$(5,073)
Operating lease liabilities	(24,930)
Deferred income tax liability	(9,158)
Other liabilities	(985)
Total liabilities assumed	(40,146)
Total fair value, net of cash of $549	$44,047

Components of consideration transferred
Cash	$44,047
Total	$44,047
(3) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the six months ended December 28, 2025:

Balance as of June 29, 2025	$844,351
Goodwill resulting from acquisitions during fiscal year 2026	18,454
Adjustments to preliminary fair values for prior year acquisitions	586
Balance as of December 28, 2025	$863,391

Index to Notes

Intangible Assets:

	December 28, 2025			June 29, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Bowlero trade name	$14,870	$(7,742)	$7,128	$14,870	$(5,366)	$9,504
Other acquisition trade names	1,890	(1,199)	691	2,510	(1,611)	899
Customer relationships	1,874	(1,378)	496	4,285	(3,541)	744
Management contracts	4,500	(201)	4,299	300	(300)	—
Non-compete agreements	3,284	(2,199)	1,085	3,724	(2,313)	1,411
PBA member, sponsor & media relationships	1,200	(707)	493	1,200	(651)	549
Other intangible assets	1,564	(633)	931	754	(519)	235
	29,182	(14,059)	15,123	27,643	(14,301)	13,342
Indefinite-lived intangible assets:
Liquor licenses	12,876	—	12,876	12,830	—	12,830
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names	14,180	—	14,180	11,030	—	11,030
	35,416	—	35,416	32,220	—	32,220
	$64,598	$(14,059)	$50,539	$59,863	$(14,301)	$45,562
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Amortization expense	$1,839	$1,801	$3,513	$3,754
(4) Property and Equipment
As of December 28, 2025 and June 29, 2025, property and equipment consists of:

	December 28, 2025	June 29, 2025
Land	$243,788	$139,389
Building and leasehold improvements	942,029	754,647
Equipment, software, furniture, and fixtures	681,498	645,200
Construction in progress	24,465	27,021
	1,891,780	1,566,257
Accumulated depreciation	(662,328)	(621,340)
Property and equipment, net of accumulated depreciation	$1,229,452	$944,917
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Depreciation expense	$25,960	$32,958	$54,663	$63,633
(5) Leases
The Company leases various assets under non-cancellable operating and finance leases. These assets include location-based entertainment venues, office space, vehicles, and equipment.

Index to Notes

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
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended		Six Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$3,679	$4,428	$7,448	$8,856
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	16,303	15,779	32,984	30,296
Percentage rental costs for locations (2)	Primarily Location operating costs	2,217	1,931	3,832	3,057
Equipment and other operating lease costs (3)	Primarily Location operating costs	2,270	(1,043)	4,584	908
Total Operating Lease Costs:		24,469	21,095	48,848	43,117

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	2,623	4,359	5,441	8,714
Interest expense	Interest expense, net	7,402	12,398	15,348	24,787
Total Finance Lease Costs:		10,025	16,757	20,789	33,501

Financing Obligation Costs:
Interest expense	Interest expense, net	10,353	10,163	20,657	20,278
Total Financing Obligation Costs:		10,353	10,163	20,657	20,278

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	13,649	19,661	30,557	38,357
Loss (gain) from modifications to operating leases	Other operating expense (income), net	300	—	(1,441)	—
Other lease costs (5)	Primarily Location operating costs	349	64	650	269
Sublease income (6)	Revenues - Amusement & other	(1,258)	(1,188)	(2,423)	(2,400)
Total Other Costs, Net		13,040	18,537	27,343	36,226

Total Lease Costs, Net		$57,887	$66,552	$117,637	$133,122
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
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Cash paid for amounts included in the measurement of lease liabilities for each reporting period:

	Six Months Ended
	December 28, 2025	December 29, 2024
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$37,346	$33,059
Total cash paid for operating lease liabilities	37,346	33,059

Finance leases:
Operating cash flows paid for interest portion of finance leases	13,651	23,213
Financing cash flows paid for principal portion of finance leases	1,306	3,108
Total cash paid for finance lease liabilities	14,957	26,321

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	16,383	16,135
Financing cash flows paid for principal portion of finance obligations	—	9
Total cash paid for financing obligations:	16,383	16,144

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$68,686	$75,524
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)For the period ended December 29, 2024, total cash amounts within the above table include deferred repayments of $2,013 for operating leases and $4,341 for finance leases. As of December 28, 2025, there were no deferred payments remaining.

Index to Notes

Supplemental balance sheet information related to leases was as follows:

	Condensed Consolidated Balance Sheets Location	December 28, 2025	June 29, 2025
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$553,653	$588,594
Lease liabilities, Short-term	Operating lease liabilities, ST	33,911	33,103
Lease liabilities, Long-term	Operating lease liabilities, LT	569,246	606,692

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	305,165	507,701
Lease liabilities, Short-term	Other current liabilities	1,599	780
Lease liabilities, Long-term	Finance lease liabilities, LT	427,521	683,161

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	453,489	449,215
Lease incentive receivables from landlords of $2,595 and $3,975 as of December 28, 2025 and June 29, 2025, respectively, are reflected as a reduction of the operating and finance lease liability.
Other supplemental cash flow information related to leases was as follows for each reporting period:

	Six Months Ended
	December 28, 2025	December 29, 2024
Supplemental Cash flow Information:
Operating Cash Flows from landlord contributions	$801	$8,389
Financing Cash Flows from landlord contributions	1,481	417
Purchases of operating lease assets	31,186	—
Purchases of operating lease liabilities	33,393	—
Purchases of finance lease assets	206,064	—
Purchases of finance lease liabilities	267,715	—
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

Index to Notes

(6) Accounts Payable and Accrued Expenses
As of December 28, 2025 and June 29, 2025, accounts payable and accrued expenses consist of:

	December 28, 2025	June 29, 2025
Accounts Payable	$38,077	$33,863
Customer deposits	25,400	12,811
Interest	18,070	9,164
Compensation	16,379	13,677
Taxes and licenses	16,110	16,622
Insurance	13,660	13,288
Deferred revenue	9,886	17,804
Utilities	4,353	5,070
Professional fees	2,823	4,221
Other	22,039	18,668
Total accounts payable and accrued expenses	$166,797	$145,188
(7) Debt
The following table summarizes the Company’s debt structure as of December 28, 2025 and June 29, 2025:

	December 28, 2025	June 29, 2025
Term Loan (Maturing September 22, 2032 and bearing variable rate interest; 7.17% and 7.83% at December 28, 2025 and June 29, 2025, respectively)	$1,200,000	$1,279,116
7.25% Senior Secured Notes (Due October 15, 2032)	500,000	—
Revolver (Maturing September 22, 2030 and bearing variable rate interest; 6.37% and 6.93% at December 28, 2025 and June 29, 2025, respectively)	85,000	30,000
Other Equipment Loans	12,138	12,674
	1,797,138	1,321,790
Less:
Unamortized financing costs	(29,025)	(10,920)
Current portion of unamortized financing costs	3,521	3,947
Current maturities of long-term debt	(10,125)	(14,109)
Total long-term debt	$1,761,509	$1,300,708
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
The Term Loan is repaid on a quarterly basis in principal payments of $3,000 beginning on March 31, 2026. The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.25%, subject to a step down to 3.00% per annum at Total Leverage Ratio level of 2.90:1.00. Interest on the Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lenders, can be either one, three, or six months in length. As of December 28, 2025, the interest period is one month.
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
Letters of Credit:    Outstanding standby letters of credit as of December 28, 2025 and June 29, 2025 totaled $24,122 and $22,422, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of December 28, 2025.
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
The fair value of the collar agreements as of December 28, 2025 and June 29, 2025 was a liability of $0 and $16, respectively, and is included within the condensed consolidated balance sheets.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the condensed consolidated statement of operations.

Index to Notes

(8) Income Taxes
For interim periods, the Company generally uses the estimated annual effective tax rate (“AETR”) method to calculate its income tax provision based on the current estimate of its AETR plus the tax effect of discrete items occurring during the period. The estimated AETR is based on forecasted annual results which may fluctuate due to significant changes in the forecasted or actual results and any other transaction that results in differing tax treatment.
For the three and six months ended December 28, 2025, the Company departed from the estimated AETR method and computed its provision for income taxes using the discrete effective tax rate method (the “discrete method”), as allowed under ASC Topic 740, Income Taxes - Interim Reporting. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the AETR method as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated AETR.
The Company’s effective tax rate for the six months ended December 28, 2025 was (13)%, which differs from the US federal statutory rate of 21% primarily due to state taxes incurred relating to the repurchase of the 58 properties under the Carlyle master lease agreement, the change in fair value of the earnout liability, increase to the valuation allowance against the deferred tax asset for business interest expense that cannot be deducted under IRC Section 163(j), permanent differences, and other discrete tax items. The Company’s effective tax rate for the six months ended December 29, 2024 was (70)%, which differs from the US federal statutory rate of 21% due to the change in fair value of the earnout liability, permanent differences, and other discrete tax items.
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
(10) Earnouts
There were 11,418,099 and 11,418,291 unvested earnout shares outstanding as of December 28, 2025 and June 29, 2025, respectively.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 35,935 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 11 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the periods ended December 28, 2025 and December 29, 2024.

Index to Notes

(11) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of December 28, 2025 and June 29, 2025 are as follows:

	December 28, 2025	June 29, 2025
Carrying value	$1,797,138	$1,321,790
Fair value	1,779,138	1,316,993
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three and six months ended December 28, 2025 and the fiscal year ended June 29, 2025.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of December 28, 2025 and June 29, 2025:

	December 28, 2025
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$12,748	$12,748
Total liabilities	$—	$—	$12,748	$12,748

	June 29, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$16	$—	$16
Earnout shares	—	—	36,183	36,183
Total liabilities	$—	$16	$36,183	$36,199

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of December 28, 2025 were as follows:

Earnout
Expected term in years	0.96
Expected volatility	45%
Risk-free interest rate	3.50%
Stock price	$8.89
Dividend yield	2.70%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three months ended December 28, 2025 and December 29, 2024:

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024		December 28, 2025	December 29, 2024
Balance as of beginning of period	$32,657		$88,741	$36,183	$137,635
Issuances	10	—		11	26
Changes in fair value	(19,919)	*	(19,683)	(23,446)	(68,603)
Balance as of end of period	$12,748		$69,058	$12,748	$69,058

Index to Notes

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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of December 28, 2025 and June 29, 2025.
•Issued and Outstanding: 78,962,689 shares (inclusive of 1,577,381 shares contingent on certain stock price thresholds but excluding 43,751,032 shares held in treasury) as of December 28, 2025 and 81,684,310 shares (inclusive of 1,581,366 shares contingent on certain stock price thresholds but excluding 40,868,233 shares held in treasury) as of June 29, 2025.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of December 28, 2025 and June 29, 2025.
•Issued and Outstanding: 58,519,437 shares as of December 28, 2025 and June 29, 2025.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of December 28, 2025 and June 29, 2025.
•Issued and Outstanding: 117,087 shares as of December 28, 2025 and June 29, 2025.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the six months ended December 28, 2025, accumulated dividends in the amount of $3,502 were added to the liquidation preference and deemed to be declared and paid in-kind. For the six months ended December 28, 2025, dividends in the amount of $3,597 were accumulated on the Preferred Stock.
Stock Dividend
Common stock dividends paid during the six months ended December 28, 2025 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 19, 2025	August 29, 2025	September 12, 2025	$8,183
November 4, 2025	November 24, 2025	December 8, 2025	8,844
			$17,027
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts paid for accrued dividends on previously unvested share-based awards or amounts accrued for currently unvested share-based awards.

Index to Notes

On February 3, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock, which will be paid on March 6, 2026, to stockholders of record on February 20, 2026.
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
For the six months ended December 28, 2025, 2,882,799 shares of Class A common stock were repurchased for a total of $24,653, for an average purchase price per share of $8.55. As of December 28, 2025, the remaining balance of the repurchase program was $67,570.
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
As of December 28, 2025 and June 29, 2025, the total share-based compensation cost not yet recognized is as follows:

	Award Plan	December 28, 2025	June 29, 2025
Stock options	2021 Plan	$10,021	$11,976
Service based RSUs	2021 Plan	6,723	5,286
Market and service based RSUs	2021 Plan	12,126	5,988
Earnout RSUs	2021 Plan	54	92
ESPP	ESPP	—	276
Total unrecognized share-based compensation cost		$28,924	$23,618
Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended December 28, 2025 and December 29, 2024 is as follows:

		Three Months Ended		Six Months Ended
	Award Plan	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Stock options	2021 Plan	$1,515	$2,762	$3,212	$5,526
Service based RSUs	2021 Plan	895	1,299	1,941	2,376
Market and service based RSUs	2021 Plan	391	524	1,018	644
Earnout RSUs	2021 Plan	(8)	16	6	24
Other stock-based awards & settlements	2021 Plan	—	—	—	440
ESPP	ESPP	40	63	142	157
Total share-based compensation expense		$2,833	$4,664	$6,319	$9,167
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(14) Net (Loss) Income Per Share
The computations of basic and diluted net (loss) income per share of Class A common stock and Class B common stock are as follows:

	Three Months Ended - Basic
	December 28, 2025			December 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(8,650)	$(6,422)	$(15,072)	$14,496	$9,931	$24,427

Denominator
Weighted-average shares outstanding	78,823,645	58,519,437	137,343,082	85,420,441	58,519,437	143,939,878

Net (loss) income per share, basic	$(0.11)	$(0.11)	$(0.11)	$0.17	$0.17	$0.17

	Three Months Ended - Diluted
	December 28, 2025			December 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(8,650)	$(6,422)	$(15,072)	$14,496	$9,931	$24,427

Denominator
Weighted-average shares outstanding	78,823,645	58,519,437	137,343,082	85,420,441	58,519,437	143,939,878
Impact of incremental shares	*	*	*	3,063,361	5,953,984	9,017,345
Total	78,823,645	58,519,437	137,343,082	88,483,802	64,473,421	152,957,223

Net (loss) income per share, diluted	$(0.11)	$(0.11)	$(0.11)	$0.16	$0.15	$0.16

Anti-dilutive shares excluded from diluted calculation*			15,216,769
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive

	Six Months Ended - Basic
	December 28, 2025			December 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(17,979)	$(13,247)	$(31,226)	$26,235	$17,783	$44,018

Denominator
Weighted-average shares outstanding	79,425,270	58,519,437	137,944,707	86,333,891	58,519,437	144,853,328

Net (loss) income per share, basic	$(0.23)	$(0.23)	$(0.23)	$0.30	$0.30	$0.30

Index to Notes

	Six Months Ended - Diluted
	December 28, 2025			December 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(17,979)	$(13,247)	$(31,226)	$26,235	$17,783	$44,018

Denominator
Weighted-average shares outstanding	79,425,270	58,519,437	137,944,707	86,333,891	58,519,437	144,853,328
Impact of incremental shares	*	*	*	3,145,383	6,229,932	9,375,315
Total	79,425,270	58,519,437	137,944,707	89,479,274	64,749,369	154,228,643

Net (loss) income per share, diluted	(0.23)	(0.23)	(0.23)	$0.29	$0.27	$0.29

Anti-dilutive shares excluded from diluted calculation*			16,094,277
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive
The impact from incremental shares for our diluted per share calculations are as follows:

	Three Months Ended
	December 28, 2025			December 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	882,708	—	882,708	802,501	—	802,501
Market and service based RSUs	1,000,136	—	1,000,136	510,861	—	510,861
Stock options	14,806	2,956,448	2,971,254	1,601,964	5,953,984	7,555,948
ESPP	162,206	—	162,206	148,035	—	148,035
Series A Preferred Stock	10,200,465	—	10,200,465	—	—	—
Total	12,260,321	2,956,448	15,216,769	3,063,361	5,953,984	9,017,345

	Six Months Ended
	December 28, 2025			December 29, 2024
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	882,708	—	882,708	802,501	—	802,501
Market and service based RSUs	1,000,136	—	1,000,136	510,861	—	510,861
Stock options	34,279	3,882,915	3,917,194	1,683,986	6,229,932	7,913,918
ESPP	162,206	—	162,206	148,035	—	148,035
Series A Preferred Stock	10,132,033	—	10,132,033	—	—	—
Total	12,211,362	3,882,915	16,094,277	3,145,383	6,229,932	9,375,315

Index to Notes

(15) Supplemental Cash Flow Information

	December 28, 2025	December 29, 2024
Cash paid during the period for:
Interest (1)	$85,320	$83,344
Income taxes, net of refunds	6,702	1,814
Noncash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	16,229	14,977
Change in fair value of interest rate swap, net of tax	18	(397)
Accrual of paid-in-kind dividends on Series A preferred stock	3,502	—
Excise tax liability accrued on stock repurchases	232	415
Unsettled treasury stock trade payable	275	—
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
Recent Developments
Lucky Strike’s results for the six months ended December 28, 2025 exhibited the expected total revenue growth and further expansion of our three verticals: bowling, water parks, and high-quality FEC’s. To highlight the Company’s recent activity during the six months ended December 28, 2025:
•We reported total revenue growth of 7%.
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
•We completed and opened a newly built Lucky Strike location in Southern California.
•We signed a definitive agreement to acquire Raging Waters Los Angeles, which is California’s largest water park. We completed the acquisition in January 2026.
•We continued to make meaningful progress on the Lucky Strike rebrand initiative with an additional 48 locations converted. As of December 28, 2025, we had 93 Lucky Strike locations.
•We refinanced our existing term loan for a $1,200,000 Term Loan, issued $500,000 of Senior Secured Notes, and increased our Revolver commitment to $425,000.
Trends
There are a number of factors that could materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor and inventory, which includes food and beverage costs. For example, the Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, and the introduction of or changes in tariffs. Such changes in macroeconomic conditions may lead to increased costs for the business. Furthermore, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to visit the Company’s locations, which could harm the financial results. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of locations not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
Our operating results fluctuate seasonally. For bowling locations, we typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. For

Index to Notes

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
Results of Operations
Three Months Ended December 28, 2025 Compared to the Three Months Ended December 29, 2024
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Three Months Ended
	December 28, 2025	%(1)	December 29, 2024	%(1)	Change	% Change
Revenues
Bowling	$142,867	46%	$138,967	46%	$3,900	3%
Food & beverage	112,397	37%	110,902	37%	1,495	1%
Amusement & other	51,597	17%	50,205	17%	1,392	3%
Total revenues	306,861	100%	300,074	100%	6,787	2%

Costs and expenses
Location operating costs, excluding depreciation and amortization	99,667	32%	82,694	28%	16,973	21%
Location payroll and benefit costs	77,882	25%	70,876	24%	7,006	10%
Location food and beverage costs	23,955	8%	23,225	8%	730	3%
Selling, general and administrative expenses, excluding depreciation and amortization	39,072	13%	34,384	11%	4,688	14%
Depreciation and amortization	30,422	10%	39,118	13%	(8,696)	(22)%
Loss on impairment and disposal of fixed assets, net	2,338	1%	2,575	1%	(237)	(9)%
Other operating expense, net	198	—%	329	—%	131	40%
Total costs and expenses	273,534	89%	253,201	84%	20,333	8%

Operating income	33,327	11%	46,873	16%	(13,546)	(29)%

Other (income) expenses
Interest expense, net	50,116	16%	48,795	16%	1,321	3%
Change in fair value of earnout liability	(19,919)	(6)%	(19,682)	(7)%	(237)	1%
Other expense	—	—%	800	—%	(800)	*
Total other expense	30,197	10%	29,913	10%	284	1%

Income before income tax expense (benefit)	3,130	1%	16,960	6%	(13,830)	(82)%

Income tax expense (benefit)	15,786	5%	(11,347)	(4)%	27,133	*
Net (loss) income	$(12,656)	(4)%	$28,307	9%	(40,963)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended December 28, 2025, revenues totaled $306,861 and represented an increase of $6,787, or 2%, over the same period of last fiscal year. The increase is primarily attributable to newly acquired or opened locations.
The following table summarizes our revenues on a same-store-basis for the quarter ended December 28, 2025 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	December 28, 2025	December 29, 2024	Change	% Change
Revenues on a same-store basis (1)	$292,184	$291,245	$939	—%
Revenues for media, new and closed locations	14,200	8,285	5,915	71%
Service fee revenue (2)	477	544	(67)	(12)%
Total revenues	$306,861	$300,074	$6,787	2%
(1) Revenues from 356 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed Form 10-Q for the three months ended December 29, 2024, revenues from 347 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Same-store revenues includes revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues. Same-store revenues was up slightly during the quarter ended December 28, 2025 relative to the same period of last fiscal year. The walk-in business for same-store bowling entertainment locations remained strong during the quarter, contributing approximately $2,800 of comparable store revenue, which was offset by decreases in our offline events business.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $16,973, or 21%. Increases in costs were in most areas and include amusement costs, marketing, rent, property taxes, insurance and utilities. The increases in costs are mainly attributable to location count growth and other initiatives. For instance, water parks and FEC’s contributed approximately $2,200 and new bowling locations contributed approximately $2,300 to the increase over the comparable. Additionally, marketing increased approximately $4,300 compared to the previous year, which is driven by our initiative to move our marketing budget closer to industry benchmarks. We believe the increased marketing spend has assisted in driving higher retail entertainment revenue.
Location operating costs as a percent of revenues increased from 28% to 32%. The increase as a percent of revenues is attributed to location operating costs related to our FEC and water park locations, which typically generate their highest sales volumes during the fourth and first quarters of our fiscal years due to more favorable weather conditions and the timing of operating seasons. Therefore, location operating costs for these locations will typically increase at a higher rate than revenues during the second and third quarters of our fiscal years.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs increased $7,006, or 10%, mainly driven by the impact of location count growth, additional bonus incentives, and an overall increase in labor hours per location. For instance, water parks and FEC’s contributed approximately $1,500 to the increase over the comparable period.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 21%. Location food & beverage costs increased $730, or 3%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the second quarter of fiscal 2025.
Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $4,688 or 14%. The increase is mainly attributable to SG&A labor, which increased approximately $3,600. The SG&A labor increase is driven by investments in our marketing, water park and FEC teams. In conjunction with our initiative to increase our marketing

Index to Notes

budget, we are also investing in our marketing team in order to deploy the increased budget. The water park and FEC teams are primarily year round-staff that support the peak Summer periods.
Depreciation and amortization: Depreciation and amortization decreased $8,696 or 22%. The decrease in depreciation and amortization primarily reflects the change in estimated useful lives of fixed assets, which benefited from a decrease in expense of $8,341.
Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $1,321, or 3%. The higher interest expense is primarily attributable to increases in debt since the second quarter of fiscal 2025. Specifically, the 7.25% Senior Secured Notes (the “Notes”), which were issued late in the first quarter of fiscal 2026. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year and we have approximately $9,900 of interest accrued related to the Notes as of December 28, 2025. The increases in interest expense were partially offset by a $4,996 decrease in interest expense for finance leases due to the purchase of previously leased assets.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended December 28, 2025 is due to the decrease in the fair value of the earnouts. The decrease in the fair value of the earnouts is primarily driven by the decrease in the Company’s stock price and the limited remaining vesting period associated with the earnouts, which reduce the estimated probability of vesting.
Income tax expense (benefit): The income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. During the quarter ended December 28, 2025, the Company determined that its estimated AETR was not possible to reliably estimate due to the timing of results and the existence of a valuation allowance against interest limitation due to IRC Section 163(j). As a result, the Company utilized the discrete method. The effective tax rate of 504% for the quarter ended December 28, 2025 was primarily attributed to the change in fair value of the earnout liability, unrealizable Section 163(j) interest limitation, and permanent differences.

Index to Notes

Six Months Ended December 28, 2025 Compared to the Six Months Ended December 29, 2024
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Six Months Ended
	December 28, 2025	%(1)	December 29, 2024	%(1)	Change	% Change
Revenues
Bowling	$268,137	45%	$261,170	47%	$6,967	3%
Food & beverage	208,526	35%	198,941	36%	9,585	5%
Amusement & other	122,476	20%	100,158	18%	22,318	22%
Total revenues	599,139	100%	560,269	100%	38,870	7%

Costs and expenses
Location operating costs, excluding depreciation and amortization	197,493	33%	168,922	30%	28,571	17%
Location payroll and benefit costs	153,126	26%	138,312	25%	14,814	11%
Location food and beverage costs	45,890	8%	43,755	8%	2,135	5%
Selling, general and administrative expenses, excluding depreciation and amortization	74,417	12%	69,195	12%	5,222	8%
Depreciation and amortization	63,617	11%	76,101	14%	(12,484)	(16)%
Loss on impairment and disposal of fixed assets, net	3,713	1%	4,047	1%	(334)	(8)%
Other operating (income) expense, net	(690)	—%	118	—%	(808)	*
Total costs and expenses	537,566	90%	500,450	89%	37,116	7%

Operating income	61,573	10%	59,819	11%	1,754	3%

Other (income) expenses
Interest expense, net	103,513	17%	97,465	17%	6,048	6%
Change in fair value of earnout liability	(23,446)	(4)%	(68,603)	(12)%	45,157	(66)%
Other expense	4,931	1%	800	—%	4,131	*
Total other expense	84,998	14%	29,662	5%	55,336	*

(Loss) income before income tax expense (benefit)	(23,425)	(4)%	30,157	5%	(53,582)	*

Income tax expense (benefit)	3,029	1%	(21,245)	(4)%	24,274	*
Net (loss) income	$(26,454)	(4)%	$51,402	9%	(77,856)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the six months ended December 28, 2025, revenues totaled $599,139 and represented an increase of $38,870, or 7%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations.
The following table summarizes our revenues on a same-store-basis for six months ended December 28, 2025 as compared to the corresponding period last fiscal year:

Index to Notes

	Six Months Ended
(in thousands)	December 28, 2025	December 29, 2024	Change	% Change
Revenues on a same-store basis (1)	$541,648	$541,873	$(225)	—%
Revenues for media, new and closed locations	56,428	17,202	39,226	*
Service fee revenue (2)	1,063	1,194	(131)	(11)%
Total revenues	$599,139	$560,269	$38,870	7%
(1) Revenues from 351 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the six months ended December 29, 2024, revenues from 327 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Same-store revenues remained relatively flat during six months ended December 28, 2025 relative to the same period of last fiscal year. The walk-in business for same-store bowling entertainment locations remained strong during the quarter, contributing approximately $5,200 of comparable store revenue, which was offset by decreases in our offline events business.
Location operating costs: Location operating costs increased $28,571, or 17%. Increases in costs were in most areas and include amusement costs, marketing, rent, property taxes, insurance, and utilities. The increase in costs was mainly attributable to location count growth and other initiatives. For instance, water parks and FEC’s contributed approximately $10,400 and new bowling locations contributed approximately $4,800 to the increase over the comparable period. Additionally, marketing increased approximately $6,600 compared to the previous year, which is driven by our initiative to move our marketing budget closer to industry benchmarks. We believe the increased marketing spend has assisted in driving higher retail entertainment revenue.
Location operating costs as a percent of revenues increased from 30% to 33%. The increase as a percent of revenues is attributed to our FEC and water park locations, which typically generate their highest sales volumes during the fourth and first quarters of our fiscal years due to more favorable weather conditions and the timing of operating seasons. Therefore, location operating costs for these locations will typically increase at a higher rate than revenues during the second and third quarters of our fiscal years.
Location payroll and benefit costs: Location payroll and benefit costs increased $14,814, or 11%, mainly driven by the impact of location count growth, additional bonus incentives, and an overall increase in labor hours per location. For instance, water parks and FEC’s contributed approximately $7,700 to the increase over the comparable period.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 22%. Location food & beverage costs increased $2,135, or 5%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the comparable period of fiscal 2025.
Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $5,222 or 8%. The increase is mainly attributable to SG&A labor, which increased approximately $5,200. The SG&A labor increase is driven by investments in our marketing, water park and FEC teams. In conjunction with our initiative to increase our marketing budget, we are also investing in our marketing team in order to deploy the increased budget. The water park and FEC teams are primarily year round-staff that support the peak Summer periods.
Depreciation and amortization: Depreciation and amortization decreased $12,484 or 16%. The decrease in depreciation and amortization primarily reflects the change in estimated useful lives of fixed assets, which benefited from a decrease in expense of $15,785.
Interest expense, net: Interest expense increased $6,048, or 6%. The higher interest expense is primarily attributable to increases in debt since the second quarter of fiscal 2025. Specifically, the Notes, which were issued late in the first quarter of fiscal 2026. We have approximately $9,900 of interest accrued related to the Notes as of December 28, 2025. In addition to the impact of the Notes, the increase is attributable to the amortization of approximately $3,300 of deferred financing costs associated with the Bridge Term Loan during the first quarter of fiscal 2026. The increases in interest expense were partially offset by a $9,439 decrease in interest expense for finance leases due to the purchase of previously leased assets.
Change in fair value of earnouts: The impact on the statement of operations during six months ended December 28, 2025 is due to the decrease in the fair value of the earnouts. The decrease in the fair value of the earnouts is primarily

Index to Notes

driven by the decrease in the Company’s stock price and the limited remaining vesting period associated with the earnouts, which reduce the estimated probability of vesting.
Income tax expense (benefit): Income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. During the six months ended December 28, 2025, the Company determined that its estimated AETR was not possible to reliably estimate due to the timing of results and the existence of a valuation allowance against interest limitation due to IRC Section 163(j). As a result, the Company utilized the discrete method. The effective tax rate of (13)% for six months ended December 28, 2025 was primarily attributed to state taxes incurred relating to the repurchase of the 58 properties under the Carlyle master lease agreement, the change in fair value of the earnout liability, permanent differences, and other discrete tax items.
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net (loss) income to Adjusted EBITDA for each reporting period:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net (loss) income	$(12,656)	$28,307	$(26,454)	$51,402
Adjustments:
Interest expense	51,334	48,795	104,731	97,465
Income tax expense (benefit)	15,786	(11,347)	3,029	(21,245)
Depreciation and amortization	30,783	39,573	64,283	77,010
Loss on impairment, disposals, and other charges, net	3,911	2,575	5,286	4,047
Share-based compensation	2,833	4,664	6,319	9,167
Closed location EBITDA (1)	822	1,189	1,343	3,394
Transactional and other advisory costs (2)	4,364	4,020	14,361	7,279
Changes in the value of earnouts (3)	(19,919)	(19,682)	(23,446)	(68,603)
Other, net (4)	212	663	672	1,784
Adjusted EBITDA	$77,470	$98,757	$150,124	$161,700
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
At December 28, 2025, we had approximately $95,912 of available cash and cash equivalents.
Six Months Ended December 28, 2025 Compared to the Six Months Ended December 29, 2024
The following compares the primary categories of the condensed consolidated statements of cash flows for the periods ended December 28, 2025 and December 29, 2024:

	Six Months Ended		$ Change	% Change
(in thousands)	December 28, 2025	December 29, 2024
Net cash provided by operating activities	$41,656	$68,147	$(26,491)	(39)%
Net cash used in investing activities	(354,141)	(133,214)	(220,927)	*
Net cash provided by financing activities	348,326	79,099	269,227	*
Effect of exchange rate changes on cash	385	(249)	634	*
Net change in cash and cash equivalents	$36,226	$13,783	$22,443	163%
_________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $41,656 as compared to providing $68,147 during the same period of the prior fiscal year. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital coupled with lower net income.
Investing activities used $354,141 as compared to $133,214 during the same period of the prior fiscal year. The increase in cash used in investing activities mainly reflects the purchase of previously leased assets offset by a decrease in purchases of property and equipment.
Financing activities provided $348,326 as compared to using $79,099 during the same period of the prior fiscal year. The increase in cash provided by financing activities primarily reflects the proceeds from the Fifteenth Amendment to the First Lien Credit Agreement and the issuance of Senior Secured Notes. This was partially offset by the repayment of outstanding debt and payment of deferred financing costs.
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

Index to Notes

Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended December 28, 2025.
Recently Issued Accounting Standards
See Note 1 - Description of Business and Significant Accounting Policies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.
Emerging Growth Company Accounting Election
We are currently an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will lose our emerging growth company status on June 28, 2026, which is the last day of the fiscal year following the fifth anniversary of Isos’ IPO (March 5, 2026).
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $12,850 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our term loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars have a maturity date of March 31, 2026.
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

Index to Notes

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 28, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended December 28, 2025.
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
The following table provides information regarding purchases of our securities made by us for the quarter ended December 28, 2025.

(in thousands, except share and per share amounts)	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
September 29, 2025 to November 2, 2025	39,720	$9.88	39,720	$86,204
November 3, 2025 to November 30, 2025	1,257,978	7.76	1,257,978	76,437
December 1, 2025 to December 28, 2025	1,021,917	8.68	1,021,917	67,570
	2,319,615	$8.20	2,319,615
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

LUCKY STRIKE ENTERTAINMENT CORPORATION

Date:	February 4, 2026	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)