Form 10-Q
period 2026-03-29
Lucky Strike Entertainment Corp
filed 2026-05-06
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 78,102,751 shares of Class A common stock, 58,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of April 30, 2026.

Index to Notes

i

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Consolidated Financial Statements

	March 29, 2026	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$58,654	$59,686
Accounts and notes receivable, net	7,330	7,998
Inventories, net	15,094	15,500
Prepaid expenses and other current assets	38,283	29,366
Assets held-for-sale	756	—
Total current assets	120,117	112,550

Property and equipment, net	1,253,383	944,917
Operating lease right of use assets	553,294	588,594
Finance lease right of use assets, net	302,322	507,701
Intangible assets, net	53,003	45,562
Goodwill	886,568	844,351
Deferred income tax asset	49,490	67,919
Other assets	48,036	48,145
Total assets	$3,266,213	$3,159,739

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$183,623	$145,188
Current maturities of long-term debt	9,573	10,162
Current obligations of operating lease liabilities	35,391	33,103
Earnout liability	5,009	—
Other current liabilities	6,414	5,932
Total current liabilities	240,010	194,385

Long-term debt, net	1,739,134	1,300,708
Long-term obligations of operating lease liabilities	570,152	606,692
Long-term obligations of finance lease liabilities	427,992	683,161
Long-term financing obligations	455,590	449,215
Earnout liability	—	36,183
Other long-term liabilities	56,838	56,307
Deferred income tax liabilities	4,843	4,434
Total liabilities	3,494,559	3,331,085

Commitments and Contingencies (Note 9)

Index to Notes

	March 29, 2026	June 29, 2025
Temporary Equity
Series A preferred stock	$134,424	$127,325

Stockholders’ Deficit
Class A common stock	12	12
Class B common stock	6	6
Additional paid-in capital	449,601	472,889
Treasury stock, at cost	(490,318)	(457,917)
Accumulated deficit	(322,784)	(313,181)
Accumulated other comprehensive income (loss)	713	(480)
Total stockholders’ deficit	(362,770)	(298,671)
Total liabilities, temporary equity and stockholders’ deficit	$3,266,213	$3,159,739
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenues
Bowling	$164,590	$159,756	$432,727	$420,926
Food & beverage	118,697	120,452	327,223	319,393
Amusement & other	58,944	59,674	181,420	159,832
Total revenues	342,231	339,882	941,370	900,151

Costs and expenses
Location operating costs, excluding depreciation and amortization	99,724	92,568	297,217	261,490
Location payroll and benefit costs	80,795	75,617	233,921	213,929
Location food and beverage costs	26,826	27,627	72,716	71,382
Selling, general and administrative expenses, excluding depreciation and amortization	35,566	41,242	109,983	110,437
Depreciation and amortization	32,145	40,325	95,762	116,426
Loss on impairment and disposal of fixed assets, net	1,507	648	5,220	4,695
Other operating expense (income), net	41	(330)	(649)	(212)
Total costs and expenses	276,604	277,697	814,170	778,147

Operating income	65,627	62,185	127,200	122,004

Other (income) expenses
Interest expense, net	50,740	49,414	154,253	146,879
Change in fair value of earnout liability	(7,740)	(18,886)	(31,186)	(87,489)
Other expense	3	17	4,934	817
Total other expense	43,003	30,545	128,001	60,207

Income (loss) before income tax expense (benefit)	22,624	31,640	(801)	61,797

Income tax expense (benefit)	5,773	18,348	8,802	(2,897)
Net income (loss)	16,851	13,292	(9,603)	64,694

Series A preferred stock dividends	(2,473)	(2,313)	(7,245)	(6,767)
Earnings allocated to Series A preferred stock	(1,018)	(712)	—	(3,662)
Net income (loss) attributable to common stockholders	$13,360	$10,267	$(16,848)	$54,265

Net income (loss) per share attributable to Class A and B common stockholders
Basic	$0.10	$0.07	$(0.12)	$0.38
Diluted	$0.10	$0.07	$(0.12)	$0.36
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	135,683,635	141,185,986	137,191,017	143,630,881
Diluted	139,063,980	147,606,436	137,191,017	150,982,706
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income (loss)	$16,851	$13,292	$(9,603)	$64,694
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	—	(139)	18	(536)
Foreign currency translation adjustment	370	219	1,175	(1,501)
Other comprehensive income (loss)	370	80	1,193	(2,037)
Total comprehensive income (loss)	$17,221	$13,372	$(8,410)	$62,657
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	(177,262)
Net income	—	—	—	—	—	—	—	—	—	23,095	—	23,095
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(985)	(985)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(709)	(709)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Share-based compensation	—	—	26,656	—	—	—	—	—	4,314	—	—	4,314
Cash dividends	—	—	—	—	—	—	—	—	(8,552)	—	—	(8,552)
Repurchase of Class A common stock into Treasury stock	—	—	(702,194)	—	—	—	702,194	(7,720)	—	—	—	(7,720)
Balance, September 29, 2024	117,087	$123,918	88,448,835	$11	58,519,437	$6	34,773,489	$(392,735)	$509,929	$(280,064)	$(1,474)	$(164,327)
Net income	—	—	—	—	—	—	—	—	—	28,307	—	28,307
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(735)	(735)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	312	312
Share-based compensation	—	—	317,374	—	—	—	—	—	3,374	—	—	3,374
Cash dividends	—	—	—	—	—	—	—	—	(8,473)	—	—	(8,473)
Repurchase of Class A common stock into Treasury stock	—	—	(3,334,976)	—	—	—	3,334,976	(38,116)	—	—	—	(38,116)
Balance, December 29, 2024	117,087	$123,918	85,431,233	$11	58,519,437	$6	38,108,465	$(430,851)	$504,830	$(251,757)	$(1,897)	$(179,658)
Net income	—	—	—	—	—	—	—	—	—	13,292	—	13,292
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	219	219
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(139)	(139)
Share-based compensation	—	—	761,718	—	—	—	—	—	564	—	—	564
Settlement of equity awards	—	—	(1,747,434)	—	—	—	—	—	(16,244)	—	—	(16,244)
Cash dividends	—	—	—	—	—	—	—	—	(8,351)	—	—	(8,351)
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,407	—	—	—	—	—	—	(3,407)	—	—	(3,407)
Repurchase of Class A common stock into Treasury stock	—	—	(1,943,340)	—	—	—	1,943,340	(20,005)	—	—	—	(20,005)
Balance, March 30, 2025	117,087	$127,325	82,502,177	$11	58,519,437	$6	40,051,805	$(450,856)	$477,392	$(238,465)	$(1,817)	$(213,729)

Index to Notes

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 29, 2025	117,087	$127,325	81,684,310	$12	58,519,437	$6	40,868,233	$(457,917)	$472,889	$(313,181)	$(480)	(298,671)
Net loss	—	—	—	—	—	—	—	—	—	(13,798)	—	(13,798)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	199	199
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	18	18
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,502	—	—	—	—	—	—	(3,502)	—	—	(3,502)
Share-based compensation	—	—	35,674	—	—	—	—	—	3,334	—	—	3,334
Cash dividends	—	—	—	—	—	—	—	—	(8,195)	—	—	(8,195)
Repurchase of Class A common stock into Treasury stock	—	—	(563,184)	—	—	—	563,184	(5,679)	—	—	—	(5,679)
Balance, September 28, 2025	117,087	$130,827	81,156,800	$12	58,519,437	$6	41,431,417	$(463,596)	$464,526	$(326,979)	$(263)	$(326,294)
Net loss	—	—	—	—	—	—	—	—	—	(12,656)	—	(12,656)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	606	606
Share-based compensation	—	—	125,504	—	—	—	—	—	2,577	—	—	2,577
Cash dividends	—	—	—	—	—	—	—	—	(8,876)	—	—	(8,876)
Repurchase of Class A common stock into Treasury stock	—	—	(2,319,615)	—	—	—	2,319,615	(19,206)	—	—	—	(19,206)
Balance, December 28, 2025	117,087	$130,827	78,962,689	$12	58,519,437	$6	43,751,032	$(482,802)	$458,227	$(339,635)	$343	$(363,849)
Net income	—	—	—	—	—	—	—	—	—	16,851	—	16,851
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	370	370
Share-based compensation	—	—	253,794	—	—	—	—	—	3,789	—	—	3,789
Cash dividends	—	—	—	—	—	—	—	—	(8,818)	—	—	(8,818)
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,597	—	—	—	—	—	—	(3,597)	—	—	(3,597)
Repurchase of Class A common stock into Treasury stock	—	—	(1,029,437)	—	—	—	1,029,437	(7,516)	—	—	—	(7,516)
Balance, March 29, 2026	117,087	$134,424	78,187,046	$12	58,519,437	$6	44,780,469	$(490,318)	$449,601	$(322,784)	$713	$(362,770)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2026	March 30, 2025
Operating activities
Net (loss) income	$(9,603)	$64,694
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,762	116,426
Loss on impairment and disposal of fixed assets, net	5,220	4,695
Income from equity method investment	(220)	(226)
Amortization of deferred financing costs	6,618	2,844
Non-cash interest expense on finance lease obligation	8,679	8,166
Reduction of operating lease right of use assets	28,847	27,136
Non-cash portion of gain on lease modification	(1,441)	(144)
Deferred income taxes	4,200	(3,905)
Share-based compensation	9,312	17,955
Distributions from equity method investments	171	201
Change in fair value of earnout liability	(31,186)	(87,489)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	1,011	1,205
Inventories	1,483	(2,009)
Prepaids, other current assets and other assets	(5,100)	(2,815)
Accounts payable and accrued expenses	31,822	23,837
Operating lease liabilities	(24,215)	(8,914)
Other current liabilities	(5,277)	(6,962)
Other long-term liabilities	(230)	72
Net cash provided by operating activities	115,853	154,767

Investing activities
Purchases of property and equipment	(90,097)	(117,502)
Purchases of previously leased assets	(246,795)	—
Purchases of intangible assets	(4,663)	—
Proceeds from sale of property and equipment	—	1,655
Acquisitions, net of cash acquired	(88,127)	(50,565)
Net cash used in investing activities	(429,682)	(166,412)

Index to Notes

	Nine Months Ended
	March 29, 2026	March 30, 2025
Financing activities
Repurchase of Class A common stock into Treasury stock	$(31,903)	$(65,147)
Proceeds from share issuance	1,216	1,288
Settlement of equity awards	—	(21,053)
Payments for tax withholdings on share-based compensation	(814)	(6,155)
Payment of cash dividends	(25,889)	(25,375)
Payment of long-term debt	(1,279,927)	(6,891)
Proceeds from term loan	1,200,000	150,000
Proceeds from Senior Secured Notes	500,000	—
Proceeds from bridge term loan	230,000	—
Payment of bridge term loan	(230,000)	—
Payment on finance leases	(1,503)	(2,236)
Proceeds on finance leases	1,481	417
Proceeds from Revolver draws	210,000	110,000
Payoff of Revolver draws	(175,000)	(110,000)
Other financing, net	3,428	—
Purchases of previously leased assets	(61,651)	—
Payment of deferred financing costs	(27,130)	(923)
Net cash provided by financing activities	312,308	23,925

Effect of exchange rates on cash	489	(164)

Net (decrease) increase in cash and cash equivalents	(1,032)	12,116
Cash and cash equivalents at beginning of period	59,686	66,972
Cash and cash equivalents at end of period	$58,654	$79,088
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Index For Notes to Condensed Consolidated Financial Statements (Unaudited)

Index to Notes

Lucky Strike Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
(1) Description of Business and Significant Accounting Policies
Lucky Strike Entertainment Corporation, a Delaware corporation, and its subsidiaries (collectively referred to herein as the “Company,” “Lucky Strike Entertainment,” “Lucky Strike,” “we,” “us,” and “our”) is one of the world’s premier operators of location-based entertainment.
The Company operates location-based entertainment venues under several brand names. Our AMF and Bowl America branded locations are traditional bowling locations, while our Lucky Strike and Bowlero branded locations offer a more upscale entertainment experience with lounge seating, enhanced food and beverage offerings, and elevated customer service for both individuals and group events. The Company also operates other forms of location-based entertainment, including Octane Raceway, Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park, Wet ‘n Wild Emerald Pointe water park, Raging Waters Los Angeles water park, Castle Park and Boomers Parks locations. All of the Company’s locations are managed on a fully integrated and consistent basis, as all locations operate within the same business of location-based entertainment.
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

Index to Notes

that are extending asset durability and reducing wear and tear. As a result of this review, the estimated useful lives were revised to better reflect their estimated future economic benefits.
The following table shows the impact of the changes in estimates:

	Three Months Ended	Nine Months Ended
	March 29, 2026	March 29, 2026
Decrease to depreciation expense	$8,157	$23,942
Increase to net income or decrease to net loss	8,157	23,942
Increase to net income or decrease to net loss per share	$0.06	$0.17
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
Prepaid Expenses and Other Current Assets: Prepaid expenses consist primarily of payments made for goods and services to be received in the near future. Prepaid expenses consist of sales tax, insurance premiums, deposits, and other costs.

	March 29, 2026	June 29, 2025
Prepaid expenses	$25,104	$17,731
Non-trade receivables	11,148	10,087
Other	2,031	1,548
Total prepaid expenses and other current assets	$38,283	$29,366
Equity Method Investments: The aggregate carrying amounts of our equity method investments was $25,890 and $25,841 as of March 29, 2026 and June 29, 2025, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
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

Index to Notes

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
2026 Business Acquisitions: For business combinations, the Company allocates the consideration transferred to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. We estimate the fair values of the assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. During the nine months ended March 29, 2026, the Company had two business acquisitions in which we acquired five locations for a total consideration of $88,127. The Company is still in the process of finalizing its valuation analyses for the business acquisition. The remaining fair value estimates include working capital, intangibles, property and equipment, and operating lease assets and liabilities. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the valuations as soon as possible, but no later than one year after the respective acquisition dates.
The following table summarizes the preliminary purchase price allocations for the fair values of the identifiable assets acquired and liabilities assumed, components of consideration transferred and the transactional related expenses during the nine months ended March 29, 2026 using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Total
Current assets	$1,708
Property and equipment	56,575
Operating lease right-of-use (“ROU”) assets	29,026
Identifiable intangible assets	8,670
Goodwill	41,631
Other assets	21
Total assets acquired	$137,631

Current liabilities	$(5,223)
Operating lease liabilities	(28,176)
Deferred income tax liability	(14,225)
Other liabilities	(1,880)
Total liabilities assumed	(49,504)
Total fair value, net of cash of $549	$88,127

Components of consideration transferred
Cash	$88,127
Total	$88,127
(3) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the nine months ended March 29, 2026:

Balance as of June 29, 2025	$844,351
Goodwill resulting from acquisitions during fiscal year 2026	41,631
Adjustments to preliminary fair values for prior year acquisitions	586
Balance as of March 29, 2026	$886,568

Index to Notes

Intangible Assets:

	March 29, 2026			June 29, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Bowlero trade name	$14,870	$(9,334)	$5,536	$14,870	$(5,366)	$9,504
Other acquisition trade names	1,890	(1,473)	417	2,510	(1,611)	899
Customer relationships	1,874	(1,496)	378	4,285	(3,541)	744
Management contracts	4,500	(403)	4,097	300	(300)	—
Non-compete agreements	3,284	(2,335)	949	3,724	(2,313)	1,411
PBA member, sponsor & media relationships	1,200	(735)	465	1,200	(651)	549
Other intangible assets	1,564	(692)	872	754	(519)	235
	29,182	(16,468)	12,714	27,643	(14,301)	13,342
Indefinite-lived intangible assets:
Liquor licenses	13,039	—	13,039	12,830	—	12,830
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names	18,890	—	18,890	11,030	—	11,030
	40,289	—	40,289	32,220	—	32,220
	$69,471	$(16,468)	$53,003	$59,863	$(14,301)	$45,562
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Amortization expense	$2,409	$1,774	$5,922	$5,528
(4) Property and Equipment
As of March 29, 2026 and June 29, 2025, property and equipment consists of:

	March 29, 2026	June 29, 2025
Land	$244,347	$139,389
Building and leasehold improvements	957,216	754,647
Equipment, software, furniture, and fixtures	703,701	645,200
Construction in progress	28,025	27,021
	1,933,289	1,566,257
Accumulated depreciation	(679,906)	(621,340)
Property and equipment, net of accumulated depreciation	$1,253,383	$944,917
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Depreciation expense	$26,955	$34,184	$81,618	$97,817
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
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended		Nine Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$3,678	$4,427	$11,126	$13,283
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	16,140	15,970	49,124	46,266
Percentage rental costs for locations (2)	Primarily Location operating costs	1,949	1,760	5,781	4,817
Equipment and other operating lease costs (3)	Primarily Location operating costs	2,626	2,402	7,210	3,310
Total Operating Lease Costs:		24,393	24,559	73,241	67,676

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	2,781	4,367	8,222	13,081
Interest expense	Interest expense, net	7,621	12,427	22,969	37,214
Total Finance Lease Costs:		10,402	16,794	31,191	50,295

Financing Obligation Costs:
Interest expense	Interest expense, net	10,400	10,210	31,057	30,488
Total Financing Obligation Costs:		10,400	10,210	31,057	30,488

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	14,944	13,095	45,501	51,452
Loss (gain) from modifications to operating leases	Other operating expense (income), net	—	(144)	(1,441)	(144)
Other lease costs (5)	Primarily Location operating costs	104	213	754	482
Sublease income (6)	Revenues - Amusement & other	(1,194)	(1,163)	(3,617)	(3,563)
Total Other Costs, Net		13,854	12,001	41,197	48,227

Total Lease Costs, Net		$59,049	$63,564	$176,686	$196,686
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
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Cash paid for amounts included in the measurement of lease liabilities for each reporting period:

	Nine Months Ended
	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$55,962	$48,230
Total cash paid for operating lease liabilities	55,962	48,230

Finance leases:
Operating cash flows paid for interest portion of finance leases	20,472	35,190
Financing cash flows paid for principal portion of finance leases	1,503	2,236
Total cash paid for finance lease liabilities	21,975	37,426

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	24,682	24,264
Total cash paid for financing obligations:	24,682	24,264

Total cash amounts paid that are included in the measurement of lease liabilities: (2)	$102,619	$109,920
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)For the period ended March 30, 2025, total cash amounts within the above table include deferred repayments of $2,013 for operating leases and $4,341 for finance leases. As of March 29, 2026, there were no deferred payments remaining.

Index to Notes

Supplemental balance sheet information related to leases was as follows:

	Condensed Consolidated Balance Sheets Location	March 29, 2026	June 29, 2025
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$553,294	$588,594
Lease liabilities, Short-term	Operating lease liabilities, ST	35,391	33,103
Lease liabilities, Long-term	Operating lease liabilities, LT	570,152	606,692

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	302,322	507,701
Lease liabilities, Short-term	Other current liabilities	1,649	780
Lease liabilities, Long-term	Finance lease liabilities, LT	427,992	683,161

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	455,590	449,215
Lease incentive receivables from landlords of $1,580 and $3,975 as of March 29, 2026 and June 29, 2025, respectively, are reflected as a reduction of the operating and finance lease liability.
Other supplemental cash flow information related to leases was as follows for each reporting period:

	Nine Months Ended
	March 29, 2026	March 30, 2025
Supplemental Cash flow Information:
Operating Cash Flows from landlord contributions	$1,817	$8,389
Financing Cash Flows from landlord contributions	1,481	417
Purchases of operating lease assets	31,186	—
Purchases of operating lease liabilities	33,393	—
Purchases of finance lease assets	206,064	—
Purchases of finance lease liabilities	267,715	—
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

Index to Notes

(6) Accounts Payable and Accrued Expenses
As of March 29, 2026 and June 29, 2025, accounts payable and accrued expenses consist of:

	March 29, 2026	June 29, 2025
Accounts Payable	$41,727	$33,863
Customer deposits	32,223	12,811
Interest	26,933	9,164
Compensation	16,459	13,677
Deferred revenue	15,301	17,804
Taxes and Licenses	14,220	16,622
Insurance	14,046	13,288
Utilities	4,603	5,070
Professional fees	3,706	4,221
Other	14,405	18,668
Total accounts payable and accrued expenses	$183,623	$145,188
(7) Debt
The following table summarizes the Company’s debt structure as of March 29, 2026 and June 29, 2025:

	March 29, 2026	June 29, 2025
Term Loan (Maturing September 22, 2032 and bearing variable rate interest; 6.92% and 7.83% at March 29, 2026 and June 29, 2025, respectively)	$1,200,000	$1,279,116
7.25% Senior Secured Notes (Due October 15, 2032)	500,000	—
Revolver (Maturing September 22, 2030 and bearing variable rate interest; 6.42% and 6.93% at March 29, 2026 and June 29, 2025, respectively)	65,000	30,000
Other Equipment Loans	11,863	12,674
	1,776,863	1,321,790
Less:
Unamortized financing costs	(28,156)	(10,920)
Current portion of unamortized financing costs	3,569	3,947
Current maturities of long-term debt	(13,142)	(14,109)
Total long-term debt	$1,739,134	$1,300,708
Term Loan: On September 22, 2025, the Company entered into a Fifteenth Amendment (the “Fifteenth Amendment”) to the First Lien Credit Agreement. The Fifteenth Amendment provided for a refinanced $1,200,000 term loan maturing on September 22, 2032 (the “Term Loan”). The proceeds from the Term Loan, along with proceeds from the Notes (defined below), were used to fully repay outstanding borrowings under the First Lien Credit Agreement, including:
•$1,275,861 under the existing term loan
•$230,000 under the Bridge Term Loan (defined below)
•All outstanding borrowings under the Revolver (defined below)
The refinancing was accounted for as a non-substantial debt modification, resulting in no gain or loss.
The Term Loan is repaid on a quarterly basis in principal payments of $3,000 beginning on March 31, 2026. The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.25%, subject to a step down to 3.00% per annum at Total Leverage Ratio level of 2.90:1.00. Interest on the Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lenders, can be either one, three, or six months in length. As of March 29, 2026, the interest period is one month.
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
First Lien Credit Agreement Covenants: Obligations owed under the First Lien Credit Agreement are secured by a first priority security interest on substantially all assets of Lucky Strike and the guarantor subsidiaries. The First Lien Credit Agreement contains customary events of default, restrictions on indebtedness, liens, investments, asset dispositions, dividends and affirmative and negative covenants. The Company is subject to a financial covenant requiring that the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) not exceed 6.00:1.00 as of the end of any fiscal quarter if amounts outstanding on the Revolver exceed an amount equal to 40% of the aggregate Revolver commitment (subject to certain exclusions) at the end of such fiscal quarter. In addition, payment of borrowings under the Revolver may be accelerated if there is an event of default, and Lucky Strike would no longer be permitted to borrow additional funds under the Revolver while a default or event of default were outstanding.
7.25% Senior Secured Notes Covenants: The Notes are secured by substantially all of the assets of the Company and certain wholly owned subsidiaries of the Company. The Indenture contains customary restrictive covenants and events of default.
Letters of Credit:    Outstanding standby letters of credit as of March 29, 2026 and June 29, 2025 totaled $24,122 and $22,422, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A.. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of March 29, 2026.
Interest rate collars: The Company entered into two interest rate collars effective as of March 31, 2023 for an aggregate notional amount of our term loan of $800,000. The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars had a maturity date of March 31, 2026.
The fair value of the collar agreements as of March 29, 2026 and June 29, 2025 was a liability of $0 and $16, respectively, and is included within the condensed consolidated balance sheets.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the condensed consolidated statement of operations. Subsequent to the end of the quarter, the interest rate collars reached maturity and expired with a zero fair value, resulting in no income statement, OCI, or cash flow impact.

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
For the three and nine months ended March 29, 2026, the Company departed from the estimated AETR method and computed its provision for income taxes using the discrete effective tax rate method (the “discrete method”), as allowed under ASC Topic 740, Income Taxes - Interim Reporting. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the AETR method as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated AETR.
The Company’s effective tax rate for the nine months ended March 29, 2026 was (1,099)%, which differs from the US federal statutory rate of 21% primarily due to state taxes incurred relating to the repurchase of the 58 properties under the Carlyle master lease agreement, the change in fair value of the earnout liability, increase to the valuation allowance against the deferred tax asset for business interest expense that cannot be deducted under IRC Section 163(j), permanent differences, and other discrete tax items. The Company’s effective tax rate for the nine months ended March 30, 2025 was (5)%, which differs from the US federal statutory rate of 21% due to the change in fair value of the earnout liability, permanent differences, and other discrete tax items.
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
(10) Earnouts
There were 11,417,982 and 11,418,291 unvested earnout shares outstanding as of March 29, 2026 and June 29, 2025, respectively.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 33,500 earnout shares are classified as a liability and changes in the fair value of the earnout shares are recognized in the statement of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 11 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the periods ended March 29, 2026 and March 30, 2025.

Index to Notes

(11) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of March 29, 2026 and June 29, 2025 are as follows:

	March 29, 2026	June 29, 2025
Carrying value	$1,776,863	$1,321,790
Fair value	1,674,863	1,316,993
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three and nine months ended March 29, 2026 and the fiscal year ended June 29, 2025.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of March 29, 2026 and June 29, 2025:

	March 29, 2026
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$5,009	$5,009
Total liabilities	$—	$—	$5,009	$5,009

	June 29, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$16	$—	$16
Earnout shares	—	—	36,183	36,183
Total liabilities	$—	$16	$36,183	$36,199

The fair value of earnout shares was estimated using a Monte Carlo simulation model (level 3 inputs). The key inputs into the Monte Carlo simulation as of March 29, 2026 were as follows:

Earnout
Expected term in years	0.71
Expected volatility	50%
Risk-free interest rate	3.76%
Stock price	$7.93
Dividend yield	3.03%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Balance as of beginning of period	$12,748	$69,058	$36,183	$137,636
Issuances	1	—	12	25
Changes in fair value	(7,740)	(18,886)	(31,186)	(87,489)
Balance as of end of period	$5,009	$50,172	$5,009	$50,172

Index to Notes

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
Class A common stock:
•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of March 29, 2026 and June 29, 2025.
•Issued and Outstanding: 78,187,046 shares (inclusive of 1,574,946 shares contingent on certain stock price thresholds but excluding 44,780,469 shares held in treasury) as of March 29, 2026 and 81,684,310 shares (inclusive of 1,581,366 shares contingent on certain stock price thresholds but excluding 40,868,233 shares held in treasury) as of June 29, 2025.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of March 29, 2026 and June 29, 2025.
•Issued and Outstanding: 58,519,437 shares as of March 29, 2026 and June 29, 2025.
Preferred Stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of March 29, 2026 and June 29, 2025.
•Issued and Outstanding: 117,087 shares as of March 29, 2026 and June 29, 2025.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 29, 2026, accumulated dividends in the amount of $7,099 were added to the liquidation preference and deemed to be declared and paid in-kind. For the nine months ended March 29, 2026, dividends in the amount of $5,445 were accumulated on the Preferred Stock.
Stock Dividend
Common stock dividends paid during the nine months ended March 29, 2026 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 19, 2025	August 29, 2025	September 12, 2025	$8,183
November 4, 2025	November 24, 2025	December 8, 2025	8,844
February 3, 2026	February 20, 2026	March 6, 2026	8,756
			$25,783
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts paid for accrued dividends on previously unvested share-based awards or amounts accrued for currently unvested share-based awards.
On May 5, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock, which will be paid on June 5, 2026, to stockholders of record on May 22, 2026.

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
For the nine months ended March 29, 2026, 3,912,236 shares of Class A common stock were repurchased for a total of $32,116, for an average purchase price per share of $8.21. As of March 29, 2026, the Company had $60,106 remaining under its current share repurchase authorization.
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
As of March 29, 2026 and June 29, 2025, the total share-based compensation cost not yet recognized is as follows:

	Award Plan	March 29, 2026	June 29, 2025
Stock options	2021 Plan	$8,111	$11,976
Service based RSUs	2021 Plan	5,643	5,286
Market and service based RSUs	2021 Plan	10,207	5,988
Earnout RSUs	2021 Plan	38	92
ESPP	ESPP	276	276
Total unrecognized share-based compensation cost		$24,275	$23,618
Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended March 29, 2026 and March 30, 2025 is as follows:

		Three Months Ended		Nine Months Ended
	Award Plan	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Stock options	2021 Plan	$1,247	$2,063	$4,459	$7,588
Service based RSUs	2021 Plan	1,149	1,089	3,090	3,466
Market and service based RSUs	2021 Plan	523	684	1,541	1,328
Earnout RSUs	2021 Plan	(2)	16	4	40
Other share-based awards & settlements (1)	2021 Plan	—	4,809	—	5,249
ESPP	ESPP	76	127	218	284
Total share-based compensation expense		$2,993	$8,788	$9,312	$17,955
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

Index to Notes

The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(14) Net Income (Loss) Per Share
The computations of basic and diluted net income (loss) per share of Class A common stock and Class B common stock are as follows:

	Three Months Ended - Basic
	March 29, 2026			March 30, 2025
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income allocated to common stockholders	$7,598	$5,762	$13,360	$6,011	$4,256	$10,267

Denominator
Weighted-average shares outstanding	77,164,198	58,519,437	135,683,635	82,666,549	58,519,437	141,185,986

Net income per share, basic	$0.10	$0.10	$0.10	$0.07	$0.07	$0.07

	Three Months Ended - Diluted
	March 29, 2026			March 30, 2025
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net income allocated to common stockholders	$7,598	$5,762	$13,360	$6,011	$4,256	$10,267

Denominator
Weighted-average shares outstanding	77,164,198	58,519,437	135,683,635	82,666,549	58,519,437	141,185,986
Impact of incremental shares	1,043,255	2,337,090	3,380,345	1,250,628	5,169,822	6,420,450
Total	78,207,453	60,856,527	139,063,980	83,917,177	63,689,259	147,606,436

Net income per share, diluted	$0.10	$0.09	$0.10	$0.07	$0.07	$0.07

	Nine Months Ended - Basic
	March 29, 2026			March 30, 2025
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(9,661)	$(7,187)	$(16,848)	$32,156	$22,109	$54,265

Denominator
Weighted-average shares outstanding	78,671,580	58,519,437	137,191,017	85,111,444	58,519,437	143,630,881

Net (loss) income per share, basic	$(0.12)	$(0.12)	$(0.12)	$0.38	$0.38	$0.38

Index to Notes

	Nine Months Ended - Diluted
	March 29, 2026			March 30, 2025
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net (loss) income allocated to common stockholders	$(9,661)	$(7,187)	$(16,848)	$32,156	$22,109	$54,265

Denominator
Weighted-average shares outstanding	78,671,580	58,519,437	137,191,017	85,111,444	58,519,437	143,630,881
Impact of incremental shares	*	*	*	1,295,413	6,056,412	7,351,825
Total	78,671,580	58,519,437	137,191,017	86,406,857	64,575,849	150,982,706

Net (loss) income per share, diluted	$(0.12)	$(0.12)	$(0.12)	$0.37	$0.34	$0.36

Anti-dilutive shares excluded from diluted calculation*			14,718,118
*The impact of potentially dilutive convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our ESPP were excluded from the diluted per share calculations because they would have been antidilutive
The impact from incremental shares for our diluted per share calculations are as follows:

	Three Months Ended
	March 29, 2026			March 30, 2025
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	84,691	—	84,691	661,886	—	661,886
Market and service based RSUs	908,391	—	908,391	510,861	—	510,861
Stock options	11,226	2,337,090	2,348,316	30,381	5,169,822	5,200,203
ESPP	38,947	—	38,947	47,500	—	47,500
Total	1,043,255	2,337,090	3,380,345	1,250,628	5,169,822	6,420,450

	Nine Months Ended
	March 29, 2026			March 30, 2025
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	139,120	—	139,120	661,886	—	661,886
Market and service based RSUs	908,391	—	908,391	510,861	—	510,861
Stock options	16,324	3,413,893	3,430,217	75,166	6,056,412	6,131,578
ESPP	38,947	—	38,947	47,500	—	47,500
Series A Preferred Stock	10,201,443	—	10,201,443	—	—	—
Total	11,304,225	3,413,893	14,718,118	1,295,413	6,056,412	7,351,825

Index to Notes

(15) Supplemental Cash Flow Information

	March 29, 2026	March 30, 2025
Cash paid during the period for:
Interest (1)	$123,417	$129,066
Income taxes, net of refunds	7,770	1,848
Noncash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	14,706	14,476
Change in fair value of interest rate swap, net of tax	18	(536)
Accrual of paid-in-kind dividends on Series A preferred stock	7,099	3,407
Excise tax liability accrued on stock repurchases	285	693
Unsettled treasury stock trade payable	213	—
(1)    Includes cash paid for the interest portion on finance leases and financing obligations. See Note 5 - Leases for supplementary information relating to leasing transactions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Lucky Strike Entertainment’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 as filed with the Securities and Exchange Commission (“SEC”) on August 28, 2025. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” “Lucky Strike Entertainment,” and “Lucky Strike” are intended to mean the business and operations of Lucky Strike Entertainment Corporation and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
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
Overview
Lucky Strike Entertainment is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations under its AMF and Bowl America brands, as well as more upscale entertainment venues under its Lucky Strike and Bowlero brands, featuring lounge seating, arcades, enhanced food and beverage offerings, and elevated customer service for both individuals and group events. The Company also hosts and oversees professional and non-professional bowling tournaments and related broadcasting activities. In addition, the Company operates other forms of location-based entertainment, including family entertainment centers (“FECs”) and water parks, under brands including Octane Raceway, Raging Waves, Shipwreck Island, Big Kahuna’s, Wet ‘n Wild Emerald Pointe, Raging Waters Los Angeles, Castle Park, and Boomers Parks.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of existing locations to more upscale entertainment experiences offering a broader range of offerings, the opening of new locations and strategic acquisitions.
Recent Developments
During the nine months ended March 29, 2026, Lucky Strike Entertainment continued to execute on its long-term growth strategy, delivering total revenue growth of 5% and further expanding its three core verticals: bowling, water parks, and FECs. The following summarizes the Company’s significant developments during the period:
•Property Acquisition from Carlyle: The Company acquired 58 existing properties that were previously subject to a master lease agreement with Carlyle for aggregate consideration of $306,000. The acquired portfolio spans 16 states and includes prime locations in California, Illinois, Georgia, Arizona, and Colorado. This transaction reduced annual rent obligations by eliminating the associated lease liabilities, while providing meaningful financial and operational flexibility in support of the Company's long-term growth strategy.
•Water Park and FEC Acquisitions: The Company completed the acquisitions of Wet ‘n Wild Emerald Pointe water park, Raging Waters Los Angeles water park, Castle Park, and two additional Boomers Parks locations, further expanding the Company’s water park and FEC portfolio.
•New Location Opening: The Company completed construction of and opened a newly built Lucky Strike entertainment location in Southern California during the period.
•Lucky Strike Rebrand Initiative: The Company continued to make meaningful progress on the Lucky Strike rebrand initiative with an additional 66 locations converted. As of March 29, 2026, we had 110 Lucky Strike locations.
•Debt Refinancing: The Company refinanced its existing term loan with a new $1,200,000 term loan, issued $500,000 aggregate principal amount of 7.25% Senior Secured Notes, and increased its revolving credit facility commitment to $425,000. Management believes this refinancing strengthens the Company's balance sheet and provides enhanced financial flexibility to support ongoing growth initiatives.
Trends
There are a number of factors that could materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor and inventory, which includes food and beverage costs. For example, the Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, and the introduction of or changes in tariffs. The Company also monitors geopolitical developments, including the ongoing conflict involving Iran and related regional instability, which have contributed to volatility in global energy markets, supply chain disruptions, and broader macroeconomic uncertainty. Such changes in macroeconomic conditions may lead to increased costs for the business. Furthermore, these macroeconomic and geopolitical trends could adversely affect the Company’s customers, which could impact their willingness to visit the Company’s locations, which could harm the financial results. Additionally, sales and

Index to Notes

results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, including closure of locations not performing well, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
Our operating results fluctuate seasonally. For our bowling locations, we typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. For our FEC and water park locations, we typically generate our highest sales volumes during the fourth and first quarters of our fiscal year due to more favorable weather conditions and the timing of operating seasons. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonal nature of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Index to Notes

Presentation of Results of Operations
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Results of Operations
Three Months Ended March 29, 2026 Compared to the Three Months Ended March 30, 2025
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Three Months Ended
	March 29, 2026	%(1)	March 30, 2025	%(1)	Change	% Change
Revenues
Bowling	$164,590	48%	$159,756	47%	$4,834	3%
Food & beverage	118,697	35%	120,452	35%	(1,755)	(1)%
Amusement & other	58,944	17%	59,674	18%	(730)	(1)%
Total revenues	342,231	100%	339,882	100%	2,349	1%

Costs and expenses
Location operating costs, excluding depreciation and amortization	99,724	29%	92,568	27%	7,156	8%
Location payroll and benefit costs	80,795	24%	75,617	22%	5,178	7%
Location food and beverage costs	26,826	8%	27,627	8%	(801)	(3)%
Selling, general and administrative expenses, excluding depreciation and amortization	35,566	10%	41,242	12%	(5,676)	(14)%
Depreciation and amortization	32,145	9%	40,325	12%	(8,180)	(20)%
Loss on impairment and disposal of fixed assets, net	1,507	—%	648	—%	859	*
Other operating expense (income), net	41	—%	(330)	—%	(371)	*
Total costs and expenses	276,604	81%	277,697	82%	(1,093)	—%

Operating income	65,627	19%	62,185	18%	3,442	6%

Other (income) expenses
Interest expense, net	50,740	15%	49,414	15%	1,326	3%
Change in fair value of earnout liability	(7,740)	(2)%	(18,886)	(6)%	11,146	(59)%
Other expense	3	—%	17	—%	(14)	(82)%
Total other expense	43,003	13%	30,545	9%	12,458	41%

Income before income tax expense	22,624	7%	31,640	9%	(9,016)	(28)%

Income tax expense	5,773	2%	18,348	5%	(12,575)	(69)%
Net income	$16,851	5%	$13,292	4%	3,559	27%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended March 29, 2026, revenues totaled $342,231 and represented an increase of $2,349, or 1%, over the same period of last fiscal year. The increase is primarily attributable to newly acquired or opened locations.
The following table summarizes our revenues on a same-store-basis for the quarter ended March 29, 2026 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	March 29, 2026	March 30, 2025	Change	% Change
Revenues on a same-store basis (1)	$332,523	$331,952	$571	—%
Revenues for media, new and closed locations	9,137	7,294	1,843	25%
Service fee revenue (2)	571	636	(65)	(10)%
Total revenues	$342,231	$339,882	$2,349	1%
(1) Revenues from 360 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed Form 10-Q for the three months ended March 30, 2025, revenues from 348 locations were included in the same-store revenue.
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
Same-store revenues remained relatively flat during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. Within the quarter, walk-in bowling entertainment revenues and food and non-alcoholic beverage revenues at same-store bowling entertainment locations remained strong, contributing approximately $7,400 of incremental same-store revenues during the period. This strength was partially offset by combined declines in same-store alcoholic beverage revenues and amusement and other revenues, resulting in overall same-store revenue stability for the quarter. Results were impacted by significant adverse weather during the quarter, including Winter Storm Fern in January 2026, which brought severe winter conditions across a significant portion of our markets, and separate adverse weather conditions across portions of our markets in February and March 2026. Management believes these weather events negatively impacted customer traffic at certain locations during those periods. Additionally, consumer confidence declined in March 2026, which management believes was driven in part by rising energy prices and broader macroeconomic uncertainty stemming from geopolitical tensions in the Middle East, including the ongoing conflict with Iran. These conditions contributed to increased volatility in fuel costs and adversely impacted consumer spending patterns during the period.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $7,156, or 8%, during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. Increases were broad-based across most cost categories, including amusement costs, marketing, property taxes, insurance, and utilities. The overall increase was primarily driven by location count growth and strategic operational initiatives, as further described below.
Water park and FEC locations contributed approximately $3,200 to the increase over the comparable period, and new bowling locations contributed approximately $590. In addition, marketing expense increased approximately $2,300 compared to the prior year period, reflecting management's initiative to increase marketing investment. Management believes the increased marketing spend supported retail entertainment revenue performance during the quarter, notwithstanding the adverse weather and consumer confidence headwinds discussed above. Marketing expense decreased approximately $1,300 compared to the immediately preceding quarter as we became more disciplined in deploying our marketing budget during the current quarter.
Location operating costs as a percent of revenues increased from 27% to 29% during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. The increase as a percentage of revenues is primarily attributable

Index to Notes

to the FEC and water park locations within our portfolio, which typically generate their highest sales volumes during the fourth and first quarters of our fiscal year due to favorable weather conditions and the timing of their operating seasons. As a result, location operating costs for these locations tend to increase at a higher rate than revenues during the second and third quarters of our fiscal year, consistent with the seasonal pattern observed in the current period.
Notwithstanding the year-over-year increase, location operating costs as a percent of revenues improved sequentially from 33% in the first quarter of fiscal 2026 to 32% in the second quarter of fiscal 2026 to 29% in the current quarter, reflecting the Company's ongoing efforts to optimize location-level cost efficiency.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs increased $5,178, or 7%, during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. The increase is primarily driven by location count growth, additional bonus incentives, and an overall increase in labor hours per location. Water park and FEC locations had a significant impact, contributing approximately $2,400 to the increase over the comparable period. The remaining increase reflects higher labor hours and bonus incentive costs across existing same-store locations during the period.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 23%. Location food & beverage costs decreased $801, or 3%. The decrease in location food & beverage costs is mainly attributable to decreased food & beverage revenue as compared to the same period of the prior fiscal year.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $5,676 or 14%, during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. The decrease was primarily driven by a $5,800 reduction in share-based compensation expense, reflecting a non-recurring charge of $4,809 in the prior year period associated with the settlement of equity awards in connection with the retirement of a long-time executive of the Company. The decreases were partially offset by an increase of $553 in severance expense incurred during the current quarter in connection with reductions to corporate headcount.
Depreciation and amortization: Depreciation and amortization decreased $8,180 or 20%, during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. The decrease primarily reflects the impact of a change in the estimated useful lives of certain fixed assets, which resulted in a reduction in depreciation expense of approximately $8,157 during the quarter.
Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense increased $1,326, or 3%, during the quarter ended March 29, 2026 compared to the same period of the prior fiscal year. The increase is primarily attributable to higher debt levels relative to the third quarter of fiscal 2025, driven by two principal factors: (i) the issuance of the 7.25% Senior Secured Notes (the "Notes") late in the first quarter of fiscal 2026, and (ii) amounts outstanding on the Revolver during the quarter, where no such amounts were outstanding during the comparable prior year period. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. As of March 29, 2026, we had approximately $19,000 of accrued interest related to the Notes, of which approximately $9,200 was accrued during the third quarter of fiscal 2026. Interest expense on the Revolver increased approximately $1,000 as compared to the third quarter of fiscal 2025. These increases were partially offset by a $4,806 decrease in interest expense related to finance leases and a $4,300 decrease in interest expense related to term loan debt. The decrease in finance lease interest expense reflects the purchase of certain previously leased assets during the first quarter of fiscal 2026. The decrease in term loan debt interest expense reflects both lower outstanding principal balances and more favorable interest rates achieved in connection with the refinancing completed in the first quarter of fiscal 2026.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended March 29, 2026 is due to the decrease in the fair value of the earnouts. The decrease in the fair value of the earnouts is primarily driven by the decrease in the Company’s stock price and the limited remaining vesting period associated with the earnouts, which reduce the estimated probability of vesting.
Income tax expense: The income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. During the current year, the Company determined that its estimated AETR was not possible to reliably estimate due to the timing of results and the existence of a valuation allowance against interest limitation due to IRC Section 163(j). As a result, the Company utilized the discrete method. The effective tax rate of 26% for the quarter ended March 29, 2026 was primarily attributed to the change in fair value of the earnout liability, unrealizable Section 163(j) interest limitation, and permanent differences.

Index to Notes

Nine Months Ended March 29, 2026 Compared to the Nine Months Ended March 30, 2025
Analysis of Consolidated Statement of Operations.    The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Nine Months Ended
	March 29, 2026	%(1)	March 30, 2025	%(1)	Change	% Change
Revenues
Bowling	$432,727	46%	$420,926	47%	$11,801	3%
Food & beverage	327,223	35%	319,393	35%	7,830	2%
Amusement & other	181,420	19%	159,832	18%	21,588	14%
Total revenues	941,370	100%	900,151	100%	41,219	5%

Costs and expenses
Location operating costs, excluding depreciation and amortization	297,217	32%	261,490	29%	35,727	14%
Location payroll and benefit costs	233,921	25%	213,929	24%	19,992	9%
Location food and beverage costs	72,716	8%	71,382	8%	1,334	2%
Selling, general and administrative expenses, excluding depreciation and amortization	109,983	12%	110,437	12%	(454)	—%
Depreciation and amortization	95,762	10%	116,426	13%	(20,664)	(18)%
Loss on impairment and disposal of fixed assets, net	5,220	1%	4,695	1%	525	11%
Other operating (income) expense, net	(649)	—%	(212)	—%	(437)	*
Total costs and expenses	814,170	86%	778,147	86%	36,023	5%

Operating income	127,200	14%	122,004	14%	5,196	4%

Other (income) expenses
Interest expense, net	154,253	16%	146,879	16%	7,374	5%
Change in fair value of earnout liability	(31,186)	(3)%	(87,489)	(10)%	56,303	(64)%
Other expense	4,934	1%	817	—%	4,117	*
Total other expense	128,001	14%	60,207	7%	67,794	*

(Loss) income before income tax expense (benefit)	(801)	—%	61,797	7%	(62,598)	*

Income tax expense (benefit)	8,802	1%	(2,897)	—%	11,699	*
Net (loss) income	$(9,603)	(1)%	$64,694	7%	(74,297)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Revenues: For the nine months ended March 29, 2026, revenues totaled $941,370 and represented an increase of $41,219, or 5%, over the same period of last fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations.
The following table summarizes our revenues on a same-store-basis for nine months ended March 29, 2026 as compared to the corresponding period last fiscal year:

Index to Notes

	Nine Months Ended
(in thousands)	March 29, 2026	March 30, 2025	Change	% Change
Revenues on a same-store basis (1)	$858,952	$857,037	$1,915	—%
Revenues for media, new and closed locations	80,784	41,284	39,500	96%
Service fee revenue (2)	1,634	1,830	(196)	(11)%
Total revenues	$941,370	$900,151	$41,219	5%
(1) Revenues from 350 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-Q for the nine months ended March 30, 2025, revenues from 327 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
Same-store revenues remained relatively flat during the nine months ended March 29, 2026 compared to the same period of the prior fiscal year, consistent with the relative flatness observed through the first half of fiscal 2026. Management believes the continued flatness in same-store revenues reflects the cumulative impact of the adverse weather conditions and consumer confidence headwinds experienced during the third quarter of fiscal 2026, as described above. Partially offsetting these headwinds, walk-in bowling entertainment revenue at same-store locations remained strong during the third quarter, contributing approximately $7,800 of incremental same-store revenues. This strength in walk-in business was partially offset by declines in our events business during the period.
Location operating costs: Location operating costs increased $35,727, or 14%, during the nine months ended March 29, 2026 compared to the same period of the prior fiscal year. Increases were broad-based across most cost categories, including amusement costs, marketing, rent, property taxes, insurance, and utilities. The overall increase was primarily driven by location count growth and strategic operational initiatives, as further described below.
Water park and FEC locations contributed approximately $13,600 to the increase over the comparable period, and new bowling locations contributed approximately $7,500. In addition, marketing expense increased approximately $9,500 compared to the prior year period, reflecting management's initiative to align marketing spend more closely with industry benchmarks. Management believes the increased marketing investment has contributed to growth in retail entertainment revenue during the period.
Location operating costs as a percent of revenues increased from 29% to 32% for the nine months ended March 29, 2026 compared to the same period of the prior fiscal year, consistent with the seasonal dynamics of our FEC and water park locations described above. As a result, location operating costs for these locations tend to increase at a higher rate than revenues during the second and third quarters of our fiscal year, consistent with the seasonal pattern observed in the current period. Notwithstanding this increase, location operating costs as a percent of revenues improved sequentially in each quarter of fiscal 2026 to date, as described above, reflecting the Company's ongoing efforts to optimize location-level cost efficiency.
Location payroll and benefit costs: Location payroll and benefit costs increased $19,992, or 9%, during the nine months ended March 29, 2026 compared to the same period of the prior fiscal year. The increase is primarily driven by location count growth, additional bonus incentives, and an overall increase in labor hours per location. Water park and FEC locations had a significant impact, contributing approximately $10,100 to the increase over the comparable period. The remaining increase reflects higher labor hours and bonus incentive costs across existing same-store locations during the period.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 22%. Location food & beverage costs increased $1,334, or 2%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the same period of the prior fiscal year.
Selling, general and administrative expenses (“SG&A”): SG&A expenses decreased $454 or less than 1% for the nine months ended March 29, 2026 compared to the same period of the prior fiscal year. The decrease is primarily attributable to a decline in share-based compensation expense of approximately $8,600, driven by a non-recurring settlement of equity awards in the prior year period related to the retirement of a long-tenured executive of the Company. Partially offsetting this decrease, SG&A labor increased approximately $7,200, reflecting strategic investments in our marketing, water park, and FEC teams. The increase in marketing headcount is directly aligned with our initiative to increase our overall marketing budget, as management believes a larger and more capable marketing team is necessary to effectively deploy the expanded investment. The water park and FEC teams consist primarily of year-round staff who support peak seasonal operations during the summer months.
Depreciation and amortization: Depreciation and amortization decreased $20,664 or 18% for the nine months ended March 29, 2026 compared to the same period of the prior fiscal year. The decrease primarily reflects the impact of a

Index to Notes

change in the estimated useful lives of certain fixed assets, which resulted in a reduction in depreciation expense of approximately $23,942 compared to the same period of the prior fiscal year. This decrease was partially offset by depreciation and amortization associated with capital expenditures and acquired assets since the third quarter of fiscal 2025.
Interest expense, net: Interest expense increased $7,374, or 5% for the nine months ended March 29, 2026 compared to the same period of the prior fiscal year. The higher interest expense is primarily attributable to increases in debt since the third quarter of fiscal 2025. Specifically, the Notes, which were issued late in the first quarter of fiscal 2026. We have approximately $19,000 of interest accrued related to the Notes as of March 29, 2026. In addition to the impact of the Notes, the increase is attributable to the amortization of approximately $3,300 of deferred financing costs associated with the Bridge Term Loan during the first quarter of fiscal 2026. The increases in interest expense were partially offset by a $14,245 decrease in interest expense for finance leases due to the purchase of previously leased assets.
Change in fair value of earnouts: The impact on the statement of operations during nine months ended March 29, 2026 is due to the decrease in the fair value of the earnouts. The decrease in the fair value of the earnouts is primarily driven by the decrease in the Company’s stock price and the limited remaining vesting period associated with the earnouts, which reduce the estimated probability of vesting.
Income tax expense (benefit): Income tax expense (benefit) and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. During the nine months ended March 29, 2026, the Company determined that its estimated AETR was not possible to reliably estimate due to the timing of results and the existence of a valuation allowance against interest limitation due to IRC Section 163(j). As a result, the Company utilized the discrete method. The effective tax rate of (1,099)% for nine months ended March 29, 2026 was primarily attributed to state taxes incurred relating to the repurchase of the 58 properties under the Carlyle master lease agreement, the change in fair value of the earnout liability, permanent differences, and other discrete tax items.
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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

Index to Notes

The following table provides a reconciliation from net income (loss) to Adjusted EBITDA for each reporting period:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income (loss)	$16,851	$13,292	$(9,603)	$64,694
Adjustments:
Interest expense	50,782	49,414	155,513	146,879
Income tax expense (benefit)	5,773	18,348	8,802	(2,897)
Depreciation and amortization	32,627	40,741	96,910	117,751
Loss on impairment, disposals, and other charges, net	1,507	648	6,793	4,695
Share-based compensation (1)	2,993	8,788	9,312	17,955
Closed location EBITDA (2)	872	251	2,215	3,645
Transactional and other advisory costs (3)	4,366	4,485	18,727	11,764
Changes in the value of earnouts (4)	(7,740)	(18,886)	(31,186)	(87,489)
Other, net (5)	982	179	1,654	1,963
Adjusted EBITDA	$109,013	$117,260	$259,137	$278,960
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
At March 29, 2026, we had approximately $58,654 of available cash and cash equivalents.

Index to Notes

Nine Months Ended March 29, 2026 Compared to the Nine Months Ended March 30, 2025
The following compares the primary categories of the condensed consolidated statements of cash flows for the periods ended March 29, 2026 and March 30, 2025:

	Nine Months Ended		$ Change	% Change
(in thousands)	March 29, 2026	March 30, 2025
Net cash provided by operating activities	$115,853	$154,767	$(38,914)	(25)%
Net cash used in investing activities	(429,682)	(166,412)	(263,270)	*
Net cash provided by financing activities	312,308	23,925	288,383	*
Effect of exchange rate changes on cash	489	(164)	653	*
Net change in cash and cash equivalents	$(1,032)	$12,116	$(13,148)	*
_________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $115,853 as compared to providing $154,767 during the same period of the prior fiscal year. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital coupled with lower net income.
Investing activities used $429,682 as compared to $166,412 during the same period of the prior fiscal year. The increase in cash used in investing activities mainly reflects the purchase of previously leased assets offset by a decrease in purchases of property and equipment.
Financing activities provided $312,308 as compared to using $23,925 during the same period of the prior fiscal year. The increase in cash provided by financing activities primarily reflects the proceeds from the Fifteenth Amendment to the First Lien Credit Agreement and the issuance of Senior Secured Notes. This was partially offset by the repayment of outstanding debt and payment of deferred financing costs.
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
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended March 29, 2026.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $12,650 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our term loan of $800,000. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars had a maturity date of March 31, 2026. Subsequent to the end of the quarter, the interest rate collars reached maturity and expired with a zero fair value, resulting in no income statement, OCI, or cash flow impact.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 29, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended March 29, 2026.

Index to Notes

Part II
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 - Commitments and Contingencies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 29, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our securities made by us for the quarter ended March 29, 2026.

(in thousands, except share and per share amounts)	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
December 29, 2025 to February 1, 2026	24,500	$8.90	24,500	$67,352
February 2, 2026 to March 1, 2026	668,459	6.67	668,459	62,894
March 2, 2026 to March 29, 2026	336,478	8.29	336,478	60,106
	1,029,437	$7.25	1,029,437
*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).
Item 6. Exhibits

Exhibit No.	Description
10.1+	Resignation, Severance, and Release Agreement, dated February 18, 2026, between Lev Ekster and Lucky Strike Entertainment Corporation.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document).
____________
+ Filed herewith.

Index to Notes

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY STRIKE ENTERTAINMENT CORPORATION

Date:	May 6, 2026	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	Chief Financial Officer
(Principal Financial Officer)