Form 10-K
period 2026-06-28
Lucky Strike Entertainment Corp
filed 2026-08-27
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $113,062,000, based on the closing price of $8.89 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange.
The registrant had outstanding 80,808,583 shares of Class A common stock, 55,519,437 shares of Class B common stock, and 117,087 shares of Series A convertible preferred stock as of August 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Richmond, Virginia	Auditor Firm ID:	34

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts, business strategy, financial projections, anticipated growth and market opportunities. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to: our ability to design and execute our business strategy; changes in consumer preferences and buying patterns; our ability to compete in our markets; the occurrence of unfavorable publicity; risks associated with long-term non-cancellable leases for our locations; our ability to retain key managers; risks associated with our substantial indebtedness and limitations on future sources of liquidity; our ability to carry out our expansion plans; our ability to successfully defend litigation brought against us; failure to hire and retain qualified employees and personnel; cybersecurity breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other conflicts; public health emergencies and pandemics, such as the COVID-19 pandemic, or natural catastrophes and accidents; fluctuations in our operating results; economic conditions, including the impact of increasing interest rates, inflation and recession; and other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under Part I, Item 1A “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business
Overview
Lucky Strike Entertainment Corporation is one of the world’s premier operators of location-based entertainment. With over 360 locations across North America, the Company provides experiential offerings in bowling, amusements, water parks, and family entertainment centers (FECs). The Company operates traditional bowling locations and more upscale entertainment concepts with lounge seating, arcades, enhanced food and beverage offerings, and more robust customer service for individuals and group events, as well as hosting and overseeing professional and non-professional bowling tournaments and related broadcasting. All amounts are in thousands, except share, per share, or as otherwise specifically noted.
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
Branding: Our locations operate under different brand names and our branding plays an integral role in the success of our business. The Lucky Strike branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and a more robust customer service for individual and group events. The AMF locations are traditional bowling locations in an updated format. The Boomers Parks branded locations offer a dynamic FEC concept with various attractions. The Water Parks’ branding is rooted in long-established local identities that are well recognized within their communities.
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
A key part of our growth strategy is location acquisitions. We have an established blueprint for in-market acquisitions, including entering markets through direct purchases or through leasing arrangements, and we continually evaluate potential acquisitions that strategically fit within our overall growth strategy. We acquired 5 location-based entertainment venues in fiscal 2026 and 80 since the start of fiscal year 2022. See in Note 3 - Business Combinations and Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Foreign Operations
We currently operate four locations in Mexico and one in Canada. Our Mexican and Canadian locations, combined, represented approximately $13,153 and $12,530 in revenues for the fiscal years 2026 and 2025, respectively, and have combined assets of $30,334 and $27,407 as of June 28, 2026 and June 29, 2025, respectively. Our foreign operations are subject to various risks of conducting businesses in foreign countries, including changes in foreign currencies, laws, regulations, and economic and political stability.
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
Human Capital Management
Overview: As of June 28, 2026, we employed approximately 14,457 employees, including approximately 13,762 in the operation of our locations and approximately 695 at the corporate level. We had approximately 3,409 full-time employees and 11,048 part-time employees, of whom 40 were based in Canada and 93 in Mexico. We had 54 employees who are members of a union. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our locations. Each location typically employs a location General Manager, two operation managers, a facilities manager who oversees the maintenance of the facility and equipment, and approximately 20 to 30 associates to handle food and beverage preparation, customer service and maintenance. Our staffing requirements are seasonal, and the number of people we employ at our locations fluctuates throughout the year.

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

Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider the following risk factors in this Annual Report on Form 10-K before investing in our securities. The risk factors described below disclose material risks to the Company and are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses.
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
Visiting our locations is a discretionary purchase for consumers; therefore, our business is susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our locations are located. A significant weakening in the local economies of these geographic areas, or any of the areas in which our locations are located, may cause consumers to curtail discretionary spending, which in turn could reduce our locations’ sales and have an adverse effect on our business and our results of operations. Consumer discretionary spending may be adversely affected by a range of macroeconomic and geopolitical conditions that are beyond our control, including inflation, elevated interest rates, changes in fuel and transportation costs, unemployment, volatility in financial and credit markets, new or increased tariffs and trade barriers, changes in U.S. and foreign government and central bank monetary and fiscal policies, wars and other armed conflicts or geopolitical instability in certain regions, and pandemics or other public health concerns. When these conditions negatively affect consumer confidence or discretionary spending, guest traffic at our locations may decline and the average amount our guests spend may be reduced, which could adversely affect our results of operations and could also result in reduced staffing levels, asset impairment charges and potential location closures. Our locations are sometimes located near high density retail areas such as regional malls, lifestyle locations, big box shopping locations and entertainment locations. We depend on a high volume of visitors at these locations to attract guests to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable.
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
Our substantial indebtedness as of June 28, 2026 and our forecasted current debt service and interest payments in fiscal year 2027 could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness;
•increasing our vulnerability to general economic and industry conditions;

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
In addition, failure to meet a leverage-based test that is applicable when our revolving credit facility, along with certain letters of credit, is at least 40% drawn, is a default under the agreement governing our credit facilities. The leverage-based test is calculated in accordance with the agreement governing our credit facilities.
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
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our locations, data centers that process transactions, communication systems and various other software applications used throughout our operations. While some of these systems have been internally developed, we rely on third-party providers and platforms for some of our information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations and could make our content unavailable or degraded. These service disruptions could be prolonged. Our reliance on systems operated by third parties also presents the risks faced by the third party’s business, including the operational, cybersecurity, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations. Our business interruption insurance may not cover us in the event these types of business interruptions occur.
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
Our use of artificial intelligence technologies, and our ability to keep pace with our competitors’ use of such technologies, presents operational, reputational, legal and competitive risks that could adversely affect our business.
We increasingly incorporate artificial intelligence and machine learning (collectively, “AI”) technologies, including generative AI, into aspects of our operations, such as guest marketing and personalization, loyalty and customer relationship management, dynamic pricing of our bowling, amusement, food and beverage and other offerings, labor scheduling and demand forecasting, and guest-facing tools such as chatbots and virtual assistants. These technologies are complex and rapidly evolving, and their development and deployment involve significant costs and risks. AI models may produce output that is inaccurate, biased, incomplete or otherwise flawed, and our reliance on such output in pricing, staffing, marketing or guest-service decisions could harm our operating results, expose us to liability or damage our reputation and our relationships with guests. In addition, much of the AI functionality we use is developed and maintained by third parties, which subjects us to the operational, security and compliance risks of those providers, over which we have limited control.
Our use of AI may also create or heighten risks relating to data privacy, cybersecurity and the protection of our confidential information and intellectual property. If our personnel or third-party vendors input proprietary, confidential or personal information into AI tools, that information could be disclosed, misappropriated or used to train models in ways that compromise our competitive position or violate applicable privacy laws. Bad actors may also use AI technologies to develop and carry out more sophisticated and effective cyberattacks, social-engineering schemes, fraud and “deepfakes” targeting us, our guests or our employees, which could increase the frequency, severity and cost of the cybersecurity incidents described elsewhere in these risk factors.
The legal and regulatory framework governing AI is developing rapidly and is uncertain and inconsistent across jurisdictions, including the European Union’s Artificial Intelligence Act and a growing number of U.S. federal and state laws and proposed regulations. Compliance with these evolving requirements may be costly and may limit or delay our ability to adopt or deploy AI technologies, and any actual or perceived failure to comply, or to use AI responsibly, could result in regulatory investigations, fines, litigation or reputational harm. At the same time, if our competitors adopt or develop AI technologies more quickly or effectively than we do, or if we fail to identify and implement AI initiatives that improve the guest experience or our operating efficiency, we may be placed at a competitive disadvantage. There can be no assurance that our investments in AI technologies will yield the benefits we expect, and the realization of any of these risks could have a material adverse effect on our business, results of operations, financial condition or reputation.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, tariffs (new or increased), governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to public health crises or pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our locations, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our locations and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. In addition, a significant portion of the redemption prizes, amusement games and other merchandise and equipment used in our locations is manufactured or sourced, directly or indirectly, outside the United States. As a result, new or increased tariffs, trade restrictions, retaliatory trade measures and other changes in trade policy, as well as foreign currency fluctuations and geopolitical instability affecting our suppliers or their supply chains, could increase our costs, disrupt the availability or timely delivery of these products, and adversely affect our operating results. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items and certain utilities contracts, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our guests, our operating results could be adversely affected.
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
We believe it is becoming increasingly likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this happen, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other associates who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates could have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction, and services in order to offset their increasing labor costs. We may not be able to partially or fully offset cost increases resulting from changes in minimum wage rates by increasing bowling, menu or game prices, improving productivity, or through other adjustments, and our business, results of operations and financial condition could be adversely affected. Moreover, although only some of our employees have been or are now represented by any unions, labor organizations may seek to represent an increasing number of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

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
Old Bowlero had incurred losses during its history. To the extent that we generate taxable losses or not enough taxable income, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of June 28, 2026, the Company had U.S. federal net operating loss carryforwards of approximately $237,528. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Some states have conformed to the Tax Act or the CARES Act, while others have not.
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
We have no direct operations and no significant assets other than our ownership of our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and the payment of any dividends with respect to our common stock and preferred stock. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from such subsidiaries. The earnings from, or other available assets of, Lucky Strike Entertainment may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
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
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is performing well
As of August 20, 2026, A-B Parent LLC (“Atairos”) and Mr. Shannon, our Chairman, Founder and Chief Executive Officer, collectively beneficially own approximately 98% of the outstanding shares of Lucky Strike Entertainment’s common stock (which includes both Class A common stock and Class B common stock) on an as-converted basis. Neither Atairos nor Mr. Shannon is subject to any lock-ups and neither is restricted from selling shares of Lucky Strike Entertainment’s common stock held by them, other than by applicable securities laws. We have also registered shares held by Atairos and Mr. Shannon for sale under various registration statements and such registration statements remain available for use. As such, sales of a substantial number of shares of Lucky Strike Entertainment’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may be diverted from our business operations.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. Additionally, we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. As a result, we have and will continue to incur significant legal, accounting and other expenses due to implementation and maintenance of internal controls over financial reporting as a public company and to remediate any significant deficiencies and material weaknesses in internal controls over financial reporting. Our management team and many of our other employees have devoted and will continue to need to devote substantial time to compliance.
We are a “smaller reporting company,” and the scaled disclosure requirements available to us could make our securities less attractive to investors.
We are a "smaller reporting company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to the extent we take advantage of certain scaled disclosure accommodations available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies. These accommodations include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the ability to provide only two years of audited financial statements and reduced related financial disclosure in our Annual Report on Form 10-K. As a result, the information we provide to our shareholders may be less than the information provided by other public companies. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year's second fiscal quarter, or (ii) our annual revenues exceed $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year's second fiscal quarter. We cannot predict whether investors will find our securities less attractive because we may rely on these accommodations. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities, and the trading prices of our securities may be lower or more volatile.
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
Shares of Class B common stock have 10 votes per share, while shares of Class A common stock have one vote per share. Mr. Shannon holds all of the issued and outstanding shares of Class B common stock. Accordingly, Mr. Shannon, directly or indirectly, holds over 85% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions, despite holding only approximately 45% of the total shares of Lucky Strike Entertainment’s common stock. So long as at least approximately 16% of the outstanding shares of our Class B common stock remain outstanding, the holders of Class B common stock will be able to control the outcome of matters submitted to a stockholder vote requiring a majority vote.
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
We operate location-based entertainment venues in 35 states and territories within the United States, as well as locations in Mexico and Canada. The following summarizes the Company’s current locations in operation by country and ownership classification as of June 28, 2026:

Locations in United States
Leased	292
Owned	69
Total locations in the United States	361

Locations in Mexico
Leased	1
Owned	3
Total locations in Mexico	4

Locations in Canada
Owned	1
Total locations in Canada	1

Total locations	366
The following table summarizes the Company’s current operating locations in the United States by state or territory as of June 28, 2026:

State	Number of Locations	State	Number of Locations
California	63	Washington	5
Florida	35	Connecticut	5
Virginia	29	Wisconsin	4
Texas	23	Kansas	4
New York	20	Missouri	4
Arizona	19	Oklahoma	3
Maryland	17	South Carolina	3
Illinois	17	Iowa	2
Colorado	16	Delaware	1
North Carolina	14	Indiana	1
Georgia	13	Louisiana	1
Pennsylvania	10	Nebraska	1
New Jersey	9	Oregon	1
Ohio	9	Puerto Rico	1
Massachusetts	8	Rhode Island	1
Alabama	7	Tennessee	1
Michigan	7	Hawaii	1
Minnesota	6
As of June 28, 2026, we currently have three closed locations in our real estate portfolio.

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
Holders of Common Stock
As of August 20, 2026, there were 71 holders of record of our Class A common stock and 1 holder of record of our Class B common stock. Such amounts do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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
For the fiscal year ended June 28, 2026, 4,325,490 shares of Class A common stock were repurchased for a total of $35,442, for an average purchase price per share of $8.19, and bringing the cumulative total shares repurchased to 45,193,723 for a total of $489,355 at an average per share price of $10.83.
The following table provides information regarding purchases of our securities made by us for the quarter ended June 28, 2026.

Fiscal Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under The Publicly Announced Repurchase Program*
March 30, 2026 to May 3, 2026	98,070	$7.61	98,070	$59,360
May 4, 2026 to May 31, 2026	238,434	8.32	238,434	57,376
June 1, 2026 to June 28, 2026	76,750	7.75	76,750	56,781
Total	413,254	$8.05	413,254

*The average price paid per share and dollar value of shares that may yet be purchased under the plan includes any commissions paid to repurchase stock (but excludes any excise taxes).
Dividend Policy
Beginning in the third quarter of fiscal year 2024, our board of directors declared a common stock dividend of $0.055 per share, which was increased in the second quarter of fiscal year 2026 to $0.06 per share. During the year ended June 28, 2026, the Company paid cash dividends of $34,619. We expect to continue to pay comparable quarterly cash dividends on our common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant.

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
Discussion regarding our financial condition and results of operations for fiscal 2025 compared with fiscal 2024 is included in Item 7 of the Annual Report on Form 10-K for the fiscal period ended June 29, 2025.
Overview
Lucky Strike Entertainment is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations under its AMF brand, as well as more upscale entertainment venues under its Lucky Strike and Bowlero brands, featuring lounge seating, arcades, enhanced food and beverage offerings, and elevated customer service for both individuals and group events. The Company also hosts and oversees professional and non-professional bowling tournaments and related broadcasting activities. In addition, the Company operates other forms of location-based entertainment, including family entertainment centers (“FECs”) and water parks, under brands including Octane Raceway, Raging Waves, Shipwreck Island, Big Kahuna’s, Wet ‘n Wild Emerald Pointe, Raging Waters Los Angeles, Castle Park, and Boomers Parks.
The Company remains focused on creating long-term shareholder value through continued organic growth, the conversion and upgrading of existing locations to more upscale entertainment experiences offering a broader range of offerings, the opening of new locations and strategic acquisitions. The Company also routinely evaluates the performance of its location portfolio and may rationalize locations that no longer align with its long-term strategic and financial objectives.
Recent Developments
During the fiscal year ended June 28, 2026, Lucky Strike Entertainment continued to execute on its long-term growth strategy, delivering total revenue growth of 4% and further expanding its three core verticals: bowling, water parks, and FECs. The following summarizes the Company’s significant developments during the fiscal year ended June 28, 2026:
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
•New Location Opening: The Company completed construction of and opened a newly built Lucky Strike entertainment location in Southern California.

•Lucky Strike Rebrand Initiative: The Company continued to make meaningful progress on the Lucky Strike rebrand initiative with 88 locations converted. As of June 28, 2026, we had 132 Lucky Strike locations.
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
•AMF Brand Refresh: Subsequent to June 28, 2026, the Company unveiled the AMF brand refresh along with plans to transition approximately 60 locations to the AMF brand.
Presentation of Results of Operations
The Company reports on a fiscal year with each quarter generally comprised of one 5-week period and two 4-week periods. Our current and prior fiscal years were fifty-two weeks and ended on June 28, 2026 (“fiscal 2026”) and June 29, 2025 (“fiscal 2025”), respectively.
All amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Results of Operations
Fiscal Year Ended June 28, 2026 Compared To the Fiscal Year Ended June 29, 2025
Analysis of Consolidated Statement of Operations. The following table displays certain items from our consolidated statements of operations for the fiscal years ended presented below:

	Fiscal Year Ended
	June 28, 2026	%(1)	June 29, 2025	%(1)	Change	% Change
Revenues
Bowling	$561,581	45%	$549,895	46%	$11,686	2%
Food & beverage	431,066	35%	424,214	35%	6,852	2%
Amusement & other	252,671	20%	227,224	19%	25,447	11%
Total revenues	1,245,318	100%	1,201,333	100%	43,985	4%

Costs and expenses
Location operating costs, excluding depreciation and amortization	401,193	32%	375,573	31%	25,620	7%
Location payroll and benefit costs	310,950	25%	284,131	24%	26,819	9%
Location food and beverage costs	96,557	8%	94,553	8%	2,004	2%
Selling, general and administrative expenses, excluding depreciation and amortization	150,867	12%	143,173	12%	7,694	5%
Depreciation and amortization	129,270	10%	156,852	13%	(27,582)	(18)%
Loss on impairment and disposal of fixed assets, net	22,128	2%	10,905	1%	11,223	*
Other operating income, net	(2,441)	—%	(1,041)	—%	(1,400)	*
Total costs and expenses	1,108,524	89%	1,064,146	89%	44,378	4%

Operating income	136,794	11%	137,187	11%	(393)	—%

Other (income) expenses
Interest expense, net	205,342	16%	196,371	16%	8,971	5%
Change in fair value of earnout liability	(34,033)	(3)%	(101,484)	(8)%	67,451	*
Other expense	4,939	—%	817	—%	4,122	*
Total other expense	176,248	14%	95,704	8%	80,544	84%

(Loss) income before income tax (benefit) expense	(39,454)	(3)%	41,483	3%	(80,937)	*

Income tax (benefit) expense	(3,677)	—%	51,505	4%	(55,182)	*
Net loss	$(35,777)	(3)%	$(10,022)	(1)%	(25,755)	*
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Revenues: For fiscal 2026, revenues totaled $1,245,318 and represented an increase of $43,985 or 4% over the prior fiscal year. The increase in revenues is primarily attributable to revenue from newly acquired or leased locations, with same-store revenues essentially flat year-over-year.

	Fiscal Year Ended
(in thousands)	June 28, 2026	June 29, 2025	Change	% Change
Revenues on a same-store basis (1)	$1,115,006	$1,117,236	$(2,230)	—%
Revenues for media, new and closed locations	128,222	81,633	46,589	57%
Service fee revenue (2)	2,090	2,464	(374)	(15)%
Total revenues	$1,245,318	$1,201,333	$43,985	4%
___________
(1) Revenues from 347 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed 10-K for the year ended June 29, 2025, revenues from 326 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings.
Same-store revenues include revenues from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues. Management believes the flatness in same-store revenues reflects the cumulative impact of the adverse weather conditions experienced during the third quarter of fiscal 2026 and consumer confidence headwinds experienced throughout the second half of fiscal 2026. Partially offsetting these headwinds was walk-in bowling entertainment revenue at same-store locations that remained strong during the year, contributing approximately $8,800 of incremental same-store revenues, as well as strong league bowling revenue of $4,100. This strength was partially offset by combined declines in same-store alcoholic beverage revenues and amusement and other revenues, resulting in overall same-store revenue stability for the year.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $25,620, or 7%. Increases were broad-based across most cost categories, including amusement costs, marketing, rent, property taxes, insurance, and utilities. The overall increase was primarily driven by location count growth and strategic operational initiatives, as further described below. Water park and FEC locations contributed approximately $14,000 to the increase over the prior fiscal year, and new bowling locations contributed to the remainder of the location-driven increase. For our bowling locations, utilities increased approximately $3,400 due to increasing energy rates. In addition, marketing expense increased approximately $11,000 as compared to the prior fiscal year, reflecting management's initiative to align marketing spend more closely with industry benchmarks; management believes the increased marketing investment contributed to growth in retail entertainment revenue during the fiscal year.
The increases noted above were partially offset by a decrease in non-cash impacts related to self-insurance reserve adjustments of approximately $16,900.
Location operating costs as a percent of revenues increased from 31% during fiscal 2025 to 32% during fiscal 2026, mainly due to the aforementioned location count growth and increased fixed costs. Notwithstanding this year-over-year increase, location operating costs as a percentage of revenues improved in the second half of fiscal 2026 relative to the first half, reflecting the Company's ongoing efforts to optimize location-level cost efficiency, which will remain a focus in fiscal 2027.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs increased $26,819, or 9%. The increase is primarily driven by location count growth, additional bonus incentives, and an overall increase in labor hours per location. Water park and FEC locations had a significant impact, contributing approximately $14,800 to the increase compared to the prior fiscal year. The remaining increase reflects higher labor hours and bonus incentive costs across existing same-store locations during the fiscal year. Also contributing to the increase is the absence in fiscal year 2026 of a favorable $3,400 payroll credit recognized in fiscal year 2025, which had reduced location payroll and benefits costs in that period.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 22%. Location food & beverage costs increased $2,004, or 2%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the prior fiscal year.

Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $7,694 or 5%. The increase is mainly attributable to an increase in SG&A labor of approximately $9,800, reflecting strategic investments in our marketing, water park, and FEC teams. The increase in marketing headcount is directly aligned with our initiative to increase our overall marketing budget, as management believes a larger and more capable marketing team is necessary to effectively deploy the expanded investment. The water park and FEC teams consist primarily of year-round staff who support peak seasonal operations during the summer months. The remaining increase reflects higher travel costs of $2,300 tied to onboarding of new locations, as well as training and development sessions, software costs of $2,900 for expanded technology platforms, and professional fees of $7,600 related to various projects and matters. These increases were partially offset by a $9,100 reduction in share-based compensation.
Depreciation and amortization: Depreciation and amortization decreased $27,582 or 18%. The decrease primarily reflects the impact of a change in the estimated useful lives of certain fixed assets, which resulted in a reduction in depreciation expense of approximately $31,858 compared to the prior fiscal year. See Note 2 - Significant Accounting Policies for more information. This decrease was partially offset by depreciation and amortization associated with capital expenditures and acquired assets in the current year.
Loss on impairment and disposal of fixed assets, net: Loss on impairment and disposal of fixed assets increased $11,223. The increase is mainly attributable to a $14,238 non-cash impairment charge recognized in the fourth quarter of fiscal 2026 related to four underperforming locations whose carrying values were determined not to be recoverable, with the remainder reflecting other disposal and impairment activity in the ordinary course.
Interest expense, net: Interest expense increased $8,971, or 5%. The higher interest expense is primarily attributable to increases in debt in the current year. Specifically, the Notes, which were issued late in the first quarter of fiscal 2026, contributed approximately $27,900 of interest expense that was not present in the prior fiscal year. In addition to the impact of the Notes, the increase is attributable to the amortization of approximately $3,300 of deferred financing costs associated with the Bridge Term Loan during the first quarter of fiscal 2026. The increase in interest expense was partially offset by an $18,903 decrease in interest expense for finance leases due to the purchase of previously leased assets.
Change in fair value of earnouts: The impact on the statement of operations during fiscal 2026 is due to the decrease in the fair value of the earnouts, driven by the decrease in the Company’s stock price and the limited remaining vesting period associated with the earnouts, which reduce the estimated probability of vesting.
Income Taxes: Income tax (benefit) expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. The Company recognized an income tax benefit at an effective rate of 9% compared to the 21% federal statutory rate. The benefit was attributed to our net loss, business combinations, and federal income tax credits, which was partially offset by a $13,665 increase in the valuation allowance on the Section 163(j) interest limitation carryforward, along with state and local income taxes and Section 162(m) compensation limitations. Favorable impacts due to the One Big Beautiful Bill Act (“OBBBA”) limited the impact to the valuation allowance for the Section 163(j) interest limitation carryforward as compared to the prior year valuation allowance increase of $65,104.
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
Non-GAAP measure
Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, System modernization costs, Change in the value of earnouts, and Other. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and trailing twelve month Adjusted EBITDA do not reflect:

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
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
The following table provides a reconciliation from net loss to Adjusted EBITDA for the fiscal years ended June 28, 2026 and June 29, 2025:

(in thousands)	June 28, 2026	June 29, 2025
Net loss	$(35,777)	$(10,022)
Adjustments:
Interest expense	206,635	196,371
Income tax (benefit) expense	(3,677)	51,505
Depreciation and amortization	130,961	158,527
Loss on impairment, disposals, and other charges, net (1)	27,848	28,615
Share-based compensation	12,627	21,632
Closed location EBITDA (2)	3,599	3,054
Transactional and other advisory costs (3)	18,059	17,117
System modernization costs (4)	4,694	—
Changes in the value of earnouts (5)	(34,033)	(101,484)
Other, net (6)	2,272	2,372
Adjusted EBITDA	$333,208	$367,687
Adjusted EBITDA represents Net loss before Interest, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange (Gain) Loss, Asset Disposition Loss, Transactional and other advisory costs, System modernization costs, Changes in the value of earnouts and Other. Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.
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
(4)The adjustment for system modernization costs represents non-capitalizable third-party consulting, professional, and related costs incurred on discrete initiatives to modernize the Company's technology platforms. They are incremental to, and not part of, the Company's normal, recurring operating expenses. The adjustment excludes depreciation and amortization, recurring software subscription and licensing fees, and costs to operate, support, or maintain the platforms after the applicable initiatives are complete. For the fiscal year ended June 28, 2026, these costs related principally to a discrete initiative to modernize the Company's customer relationship management (CRM) platform.

(5)The adjustment for changes in the value of earnouts is to remove the impact of the revaluation of the earnouts. Changes in the fair value of the earnout liability are recognized in the statement of operations. Decreases in the liability will have a favorable impact on the statement of operations and increases in the liability will have an unfavorable impact.
(6)Other includes the following related to transactions that do not represent ongoing or frequently recurring activities as part of the Company’s operations: (i) non-routine expenses, net of recoveries for matters outside the normal course of business, (ii) severance expense, and (iii) other individually de minimis expenses.
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
On July 10, 2025, the Company entered into a Thirteenth Amendment (the “Thirteenth Amendment”) to the First Lien Credit Agreement. The Thirteenth Amendment provided for a $230,000 Bridge Term Loan. The maturity date for the Bridge Term Loan is the date that is 364 days after July 10, 2025. The Bridge Term Loan bears interest at a rate per annum equal to the Adjusted Term SOFR plus 2.50%, which will increase by 0.50% on each of the 90th, 180th and 270th days after July 10, 2025. In connection with the Fifteenth Amendment discussed below, the Bridge Term Loan was repaid in full and no amounts are outstanding.
On July 16, 2025, the Company entered into a Fourteenth Amendment (the “Fourteenth Amendment”) to the First Lien Credit Agreement. The Fourteenth Amendment provides for a $50,000 increase of the Revolver commitment to an aggregate amount of $385,000.
On September 22, 2025, the Company entered into a Fifteenth Amendment (the “Fifteenth Amendment”) to the First Lien Credit Agreement. The Fifteenth Amendment provided for a refinanced $1,200,000 term loan maturing on September 22, 2032 (the “Term Loan”), the proceeds of which, together with proceeds from the Company’s issuance of $500,000 aggregate principal amount of 7.25% Senior Secured Notes due October 15, 2032 discussed below, were used to fully repay outstanding borrowings under the First Lien Credit Agreement, including $1,275,861 under the existing term loan, $230,000 under the bridge term loan and all outstanding borrowings under the Revolver. The Term Loan is repaid in quarterly principal payments of $3,000 beginning on March 31, 2026 and bears interest at a rate per annum equal to Adjusted Term SOFR plus 3.25%, subject to a step down to 3.00% per annum at a Total Leverage Ratio level of 2.90:1.00. In connection with the Fifteenth Amendment, the Revolver commitment was increased by $40,000 to an aggregate amount of $425,000. The outstanding balance on the Revolver is due on September 22, 2030. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR.
On September 22, 2025, the Company issued $500,000 aggregate principal amount of 7.25% Senior Secured Notes (the “Notes”). The Notes bear interest at the rate of 7.25% per annum and will mature on October 15, 2032. Interest on the Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026.
As of June 28, 2026, $100,000 was drawn on the Revolver.
For more information on our debt, see Note 9 - Debt of the notes to consolidated financial statements of this Annual Report on Form 10-K.
At June 28, 2026, we had approximately $39,360 of available cash and cash equivalents.

Fiscal Year Ended June 28, 2026 Compared To the Fiscal Year Ended June 29, 2025
The following compares the primary categories of the consolidated statements of cash flows for the years ended June 28, 2026 and June 29, 2025:

	Fiscal Year Ended		$ Change	% Change
(in thousands)	June 28, 2026	June 29, 2025
Net cash provided by operating activities	$103,896	$177,221	$(73,325)	(41)%
Net cash used in investing activities	(453,265)	(220,311)	(232,954)	*
Net cash provided by financing activities	328,452	35,860	292,592	*
Effect of exchange rate changes on cash	591	(56)	647	*
Net change in cash and cash equivalents	$(20,326)	$(7,286)	$(13,040)	*
___________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $103,896 as compared to $177,221 during the prior fiscal year. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, together with lower net income.
Investing activities used $453,265 as compared to $220,311 during the prior fiscal year. The increase in cash used in investing activities mainly reflects the purchase of previously leased assets offset by a decrease in purchases of property and equipment.
Financing activities provided $328,452 as compared to $35,860 in the prior year. The increase in cash provided by financing activities primarily reflects the proceeds from the Fifteenth Amendment to the First Lien Credit Agreement and the issuance of Senior Secured Notes. This was partially offset by the repayment of outstanding debt and payment of deferred financing costs.
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
Critical Accounting Estimates
Our results of operations and financial condition as reflected in the consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of financial statements requires management to make estimates, judgments, and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual results, however, may differ from the estimated amounts we have recorded. We regularly evaluate these estimates, judgments and assumptions.
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
We assessed macroeconomic conditions, industry and market considerations, cost factors that could have a negative impact, overall financial performance including actual results and trends, and other relevant entity-specific events. For fiscal 2026, the Company performed a quantitative impairment test of the Indoor Entertainment reporting unit and a qualitative impairment assessment of the Outdoor Entertainment reporting unit, and concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying amount. There were no other impairment charges for goodwill or indefinite-lived intangible assets, recorded in fiscal year 2026.
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
Emerging Growth Company and Smaller Reporting Company Status
The Company was an "emerging growth company" ("EGC") as defined in the Securities Act of 1933, as amended (the "Securities Act"), and modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Because the fifth anniversary of the March 2021 initial public offering of Isos Acquisition Corporation — through which the Company became public — occurred during the fiscal year ended June 28, 2026, the Company ceased to be an EGC as of the end of that fiscal year under Section 2(a)(19) of the Securities Act.

As a result, beginning with this Annual Report on Form 10-K, the Company is subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and to the executive compensation and other disclosure requirements applicable to companies that are not EGCs. The Company also may no longer use the extended transition period under Section 102(b)(1) of the JOBS Act for complying with new or revised accounting standards, and must adopt such standards on the effective dates applicable to public business entities that are not EGCs, as reflected under "Recently Issued Accounting Standards."

The Company is a "smaller reporting company" as defined in Rule 12b-2 under the Exchange Act and is eligible to elect certain scaled disclosure accommodations, primarily reduced executive compensation disclosure in its periodic reports and proxy statements. Smaller reporting company status is a scaled-disclosure accommodation only and does not affect the recognition, measurement, or presentation of amounts in the Company's consolidated financial statements.
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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $13,000 over a twelve month period on our outstanding debt without considering the impact of hedging. The Company entered into two hedging transactions effective as of March 31, 2023 for an aggregate notional amount of our Amendment No. 8 Term Loan of $800,000. We designated the collars as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars matured on March 31, 2026 and are no longer outstanding. As of June 28, 2026, we had no interest rate hedges in place, and our outstanding variable-rate borrowings are accordingly fully exposed to fluctuations in the applicable benchmark interest rate.
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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements		Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)		33
Consolidated Balance Sheets as of June 28, 2026 and June 29, 2025		37
Consolidated Statements of Operations for the years ended June 28, 2026, June 29, 2025 and June 30, 2024		39
Consolidated Statements of Comprehensive Loss for the years ended June 28, 2026, June 29, 2025 and June 30, 2024		40
Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity for the years ended June 28, 2026, June 29, 2025 and June 30, 2024		41
Consolidated Statements of Cash Flows for the years ended June 28, 2026, June 29, 2025 and June 30, 2024		42

Notes to Consolidated Financial Statements		44
Note 1	Description of Business	44
Note 2	Significant Accounting Policies	44
Note 3	Business Combinations and Acquisitions	52
Note 4	Goodwill and Other Intangible Assets	55
Note 5	Property and Equipment	56
Note 6	Leases	57
Note 7	Supplemental Cash Flow Information	60
Note 8	Accounts Payable and Accrued Expenses	60
Note 9	Debt	60
Note 10	Income Taxes	62
Note 11	Commitments and Contingencies	66
Note 12	Earnouts	66
Note 13	Fair Value of Financial Instruments	66
Note 14	Common Stock, Preferred Stock and Stockholders’ Equity	67
Note 15	Share-Based Compensation	69
Note 16	Net Loss Per Share	74
Note 17	Segment Reporting	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Lucky Strike Entertainment
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lucky Strike Entertainment Corporation (formerly Bowlero Corp.) and subsidiaries (the "Company") as of June 28, 2026 and June 29, 2025, the related consolidated statements of operations, comprehensive loss, changes in temporary equity and stockholders' (deficit) equity, and cash flows, for each of the three fiscal years in the period ended June 28, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2026 and June 29, 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 28, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Debt— Refer to Note 9 to the Financial Statements
Critical Audit Matter Description

On September 22, 2025, the Company entered into the Fifteenth Amendment to the First Lien Credit Agreement and also issued Senior Secured Notes (collectively the “debt transaction”). The Company’s accounting for the debt transactions required management to make judgments to determine: (1) the identification of and accounting for all terms, (2) if the amendment qualified as a debt modification or debt extinguishment, (3) if there were changes to the revolver’s lenders and related borrowing capacity, and (4) the related impact upon the accounting treatment of the original remaining deferred financing costs, the new debt issuance costs and third-party fees.
We identified the accounting for these debt transactions as a critical audit matter because of management’s judgments to determine: the unit of account for purposes of evaluating the debt transactions and the accounting determination for any unusual terms; whether the amendment resulted in a debt modification or a debt extinguishment, including the borrowing capacity analysis; and the appropriate treatment of the deferred financing costs, the new debt issuance costs and third-party fees. This required increased audit effort due to the magnitude and complexity of the debt transactions, including obtaining assistance of our professionals with specialized knowledge in the relevant technical accounting guidance required when performing audit procedures to address these matters.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's judgements used to account for the debt transactions included the following, among others:
•We tested the effectiveness of controls over the accounting of the Fifteenth Amendment and senior secured note issuance, including management’s control over the appropriate application of accounting principles generally accepted in the United States of America and related analysis.
•We evaluated management's conclusion regarding the accounting treatment of these debt transactions by performing the following:
◦Obtaining and evaluating the executed debt agreements.
◦Obtaining and evaluating the Company’s documentation and accounting assessment, including its conclusions regarding the appropriate unit of account to use for the evaluation of whether the Fifteenth Amendment qualified as a debt modification or debt extinguishment, and the related borrowing capacity analysis.
◦With the assistance of professionals in our firm having experience in accounting for complex debt arrangements, evaluating whether the facility, including the term loan and the revolver, included unusual terms, and whether management properly assessed and recorded any unusual terms, if necessary, in accordance with the appropriate accounting model.
◦Obtaining and evaluating the Company’s accounting assessment to appropriately record the deferred financing costs, new debt issuance cost and third-party fees related to the debt transactions.
•We evaluated the Company’s related disclosures to assess their compliance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia
August 27, 2026

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lucky Strike Entertainment Corporation (formerly Bowlero Corp.) and subsidiaries (the "Company")
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lucky Strike Entertainment Corporation (formerly Bowlero Corp.) and subsidiaries (the "Company") as of June 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 28, 2026 of the Company and our report dated August 27, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Richmond, Virginia
August 27, 2026

Lucky Strike Entertainment Corporation
Consolidated Balance Sheets
June 28, 2026 and June 29, 2025
(Amounts in thousands)

	June 28, 2026	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$39,360	$59,686
Accounts and notes receivable, net	10,136	7,998
Inventories, net	16,314	15,500
Prepaid expenses and other current assets	37,356	29,366
Assets held-for-sale	756	—
Total current assets	103,922	112,550

Property and equipment, net	1,237,484	944,917
Operating lease right of use assets	514,731	588,594
Finance lease right of use assets, net	324,124	507,701
Intangible assets, net	50,604	45,562
Goodwill	887,823	844,351
Deferred income tax asset	62,225	67,919
Other assets	46,508	48,145
Total assets	$3,227,421	$3,159,739

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$154,261	$145,188
Current maturities of long-term debt	9,543	10,162
Current obligations of operating lease liabilities	35,053	33,103
Earnout liability	2,163	—
Other current liabilities	5,955	5,932
Total current liabilities	206,975	194,385

Long-term debt, net	1,771,759	1,300,708
Long-term obligations of operating lease liabilities	541,360	606,692
Long-term obligations of finance lease liabilities	453,097	683,161
Long-term financing obligations	457,737	449,215
Earnout liability	—	36,183
Other long-term liabilities	55,854	56,307
Deferred income tax liabilities	4,440	4,434
Total liabilities	3,491,222	3,331,085

Commitments and Contingencies (Note 11)

Lucky Strike Entertainment Corporation
Consolidated Balance Sheets
June 28, 2026 and June 29, 2025
(Amounts in thousands)

	June 28, 2026	June 29, 2025
Temporary Equity
Series A preferred stock	$134,424	$127,325

Stockholders’ Deficit
Class A common stock	$13	$12
Class B common stock	6	6
Additional paid-in capital	444,103	472,889
Treasury stock, at cost	(493,676)	(457,917)
Accumulated deficit	(348,958)	(313,181)
Accumulated other comprehensive income (loss)	287	(480)
Total stockholders’ deficit	(398,225)	(298,671)
Total liabilities, temporary equity and stockholders’ deficit	$3,227,421	$3,159,739
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Operations
Fiscal Years Ended June 28, 2026, June 29, 2025 and June 30, 2024
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Revenues
Bowling	$561,581	$549,895	$557,962
Food & beverage	431,066	424,214	401,383
Amusement & other	252,671	227,224	195,269
Total revenues	1,245,318	1,201,333	1,154,614

Costs and expenses
Location operating costs, excluding depreciation and amortization	401,193	375,573	328,551
Location payroll and benefit costs	310,950	284,131	287,206
Location food and beverage costs	96,557	94,553	90,752
Selling, general and administrative expenses, excluding depreciation and amortization	150,867	143,173	148,007
Depreciation and amortization	129,270	156,852	145,364
Loss on impairment and disposal of fixed assets, net	22,128	10,905	61,433
Other operating (income) expense, net	(2,441)	(1,041)	1,711
Total costs and expenses	1,108,524	1,064,146	1,063,024

Operating income	136,794	137,187	91,590

Other (income) expenses
Interest expense, net	205,342	196,371	177,611
Change in fair value of earnout liability	(34,033)	(101,484)	25,456
Other expense	4,939	817	76
Total other expense	176,248	95,704	203,143

(Loss) income before income tax (benefit) expense	(39,454)	41,483	(111,553)

Income tax (benefit) expense	(3,677)	51,505	(27,972)
Net loss	(35,777)	(10,022)	(83,581)

Series A preferred stock dividends	(9,727)	(9,048)	(8,674)
Net loss attributable to common stockholders	$(45,504)	$(19,070)	$(92,255)

Net loss per share attributable to Class A and B common stockholders
Basic	$(0.33)	$(0.13)	$(0.61)
Diluted	$(0.33)	$(0.13)	$(0.61)

Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic	136,632,162	142,401,407	151,339,634
Diluted	136,632,162	142,401,407	151,339,634
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Comprehensive Loss
Fiscal Years Ended June 28, 2026, June 29, 2025 and June 30, 2024
(Amounts in thousands)

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net loss	$(35,777)	$(10,022)	$(83,581)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives	12	(525)	(2,878)
Foreign currency translation adjustment	755	(175)	(1,054)
Other comprehensive income (loss)	767	(700)	(3,932)
Total comprehensive loss	$(35,010)	$(10,722)	$(87,513)
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
Fiscal Years Ended June 28, 2026, June 29, 2025 and June 30, 2024
(Amounts in thousands, except share amounts)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 2, 2023	136,373	$144,329	107,666,301	$11	60,819,437	$6	11,312,302	$(135,401)	$506,112	$(219,659)	$4,152	$155,221
Net loss	—	—	—	—	—	—	—	—	—	(83,581)	—	(83,581)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(2,878)	(2,878)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,054)	(1,054)
Share-based compensation	—	—	406,219	—	—	—	—	—	13,436	—	—	13,436
Conversion of Class B common stock into Class A common stock	—	—	2,300,000	—	(2,300,000)	—	—	—	—	—	—	—
Settlement of Series A preferred stock	(15,986)	(16,919)	1,240,960	—	—	—	—	—	16,087	81	—	16,168
Cash dividends	—	—	—	—	—	—	—	—	(24,960)	—	—	(24,960)
Repurchase of Class A common stock into Treasury stock	—	—	(22,758,993)	—	—	—	22,758,993	(249,614)	—	—	—	(249,614)
Balance, June 30, 2024	120,387	$127,410	88,854,487	$11	58,519,437	$6	34,071,295	$(385,015)	$510,675	$(303,159)	$220	$(177,262)
Net loss	—	—	—	—	—	—	—	—	—	(10,022)	—	(10,022)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(525)	(525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(175)	(175)
Share-based compensation	—	—	1,104,309	1	—	—	—	—	11,924	—	—	11,925
Settlement of equity awards	—	—	(1,747,434)	—	—	—	—	—	(16,244)	—	—	(16,244)
Settlement of Series A preferred stock	(3,300)	(3,492)	269,886	—	—	—	—	—	3,492	—	—	3,492
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,407	—	—	—	—	—	—	(3,407)	—	—	(3,407)
Cash dividends	—	—	—	—	—	—	—	—	(33,551)	—	—	(33,551)
Repurchase of Class A common stock into Treasury stock	—	—	(6,796,938)	—	—	—	6,796,938	(72,902)	—	—	—	(72,902)
Balance, June 29, 2025	117,087	$127,325	81,684,310	$12	58,519,437	$6	40,868,233	$(457,917)	$472,889	$(313,181)	$(480)	$(298,671)
Net loss	—	—	—	—	—	—	—	—	—	(35,777)	—	(35,777)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	755	755
Share-based compensation	—	—	431,005	1	—	—	—	—	12,932	—	—	12,933
Conversion of Class B common stock into Class A common stock	—	—	3,000,000	—	(3,000,000)	—	—	—	—	—	—	—
Accrual of paid-in-kind dividends on Series A preferred stock	—	7,099	—	—	—	—	—	—	(7,099)	—	—	(7,099)
Cash dividends	—	—	—	—	—	—	—	—	(34,619)	—	—	(34,619)
Repurchase of Class A common stock into Treasury stock	—	—	(4,325,490)	—	—	—	4,325,490	(35,759)	—	—	—	(35,759)
Balance, June 28, 2026	117,087	$134,424	80,789,825	$13	55,519,437	$6	45,193,723	$(493,676)	$444,103	$(348,958)	$287	$(398,225)
See accompanying notes to consolidated financial statements.

Lucky Strike Entertainment Corporation
Consolidated Statements of Cash Flows
Fiscal Years Ended June 28, 2026, June 29, 2025 and June 30, 2024
(Amounts in thousands)

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Operating activities
Net loss	$(35,777)	$(10,022)	$(83,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,270	156,852	145,364
Loss on impairment and disposal of fixed assets, net	22,128	10,905	61,433
Income from equity method investment	(322)	(301)	(614)
Amortization of deferred financing costs	7,788	3,914	3,510
Non-cash interest expense on finance lease obligation	11,558	10,634	9,739
Reduction of operating lease right of use assets	38,429	36,912	34,828
Non-cash portion of gain on lease modification	(3,276)	(903)	(499)
Deferred income taxes	(9,761)	45,871	(34,339)
Share-based compensation	12,627	21,632	13,775
Distributions from equity method investments	267	294	350
Change in fair value of earnout liability	(34,033)	(101,484)	25,456
Changes in assets and liabilities, net of business acquisitions:
Accounts and notes receivable, net	(1,767)	(703)	(3,654)
Inventories	262	(1,767)	(536)
Prepaid expenses, other current assets and other assets	(4,105)	(18,380)	(5,971)
Accounts payable and accrued expenses	3,958	14,165	14,020
Operating lease liability	(30,408)	(14,358)	(26,189)
Other current liabilities	(1,790)	(5,689)	865
Other long-term liabilities	(1,152)	29,649	873
Net cash provided by operating activities	103,896	177,221	154,830

Investing activities
Purchases of property and equipment	$(113,680)	$(141,066)	$(194,319)
Purchases of previously leased assets	(246,795)	—	—
Purchases of intangible assets	(4,663)	—	(259)
Proceeds from sale of property and equipment	—	1,655	—
Proceeds from sale of intangibles	—	—	65
Acquisitions, net of cash acquired	(88,127)	(80,900)	(191,143)
Net cash used in investing activities	(453,265)	(220,311)	(385,656)

Lucky Strike Entertainment Corporation
Consolidated Statements of Cash Flows
Fiscal Years Ended June 28, 2026, June 29, 2025 and June 30, 2024
(Amounts in thousands)

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Financing activities
Repurchase of Class A common stock into Treasury stock	$(35,313)	$(72,138)	$(254,309)
Proceeds from share issuance	1,216	1,288	1,274
Settlement of equity awards	—	(21,053)	—
Settlement of Series A preferred stock	—	—	(751)
Payments for tax withholdings on share-based awards	(895)	(6,155)	(1,473)
Payment of cash dividends	(34,619)	(33,551)	(24,960)
Payment of long-term debt	(1,283,207)	(10,410)	(12,763)
Proceeds from term loan	1,186,058	150,000	—
Proceeds from Senior Secured Notes	495,866	—	—
Proceeds from bridge term loan	230,000	—	—
Payment of bridge term loan	(230,000)	—	—
Proceeds from Revolver draws	245,000	140,000	175,000
Payoff of Revolver	(175,000)	(110,000)	(175,000)
Proceeds from sale-leaseback financing	—	—	408,510
Proceeds on finance leases	1,481	417	—
Payment on finance leases	(1,732)	(1,615)	(6,322)
Other financing, net	302	—	—
Purchases of previously leased assets	(61,651)	—	—
Payment of deferred financing costs	(9,054)	(923)	(7,049)
Net cash provided by financing activities	328,452	35,860	102,157

Effect of exchange rates on cash	591	(56)	8

Net decrease in cash and cash equivalents	(20,326)	(7,286)	(128,661)
Cash and cash equivalents at beginning of period	59,686	66,972	195,633
Cash and cash equivalents at end of period	$39,360	$59,686	$66,972
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
The Company operates location-based entertainment venues under different brand names. Our AMF branded locations are traditional bowling locations, while the Lucky Strike and Bowlero branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded locations are more upscale and some Bowlero branded locations are more traditional. The Company also operates other forms of location-based entertainment, such as Octane Raceway, Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park, Wet 'n Wild Emerald Pointe water park, Raging Waters water park, Castle Park, and Boomers Parks. All of our locations are managed in a fully integrated and consistent basis since all of our locations are in the same business of operating location-based entertainment. The following summarizes the Company’s locations by country and major brand as of the fiscal year ended June 28, 2026.

Lucky Strike	132
Bowlero	109
AMF	82
Other locations	24
Boomers & other FEC's	9
Water parks	5
Total locations in the United States	361
Mexico (Bowlero)	4
Canada (Bowlero)	1
Total	366
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
Fiscal Year: The Company reports on a fiscal year ending on the Sunday closest to June 30th with each quarter generally comprising thirteen weeks. Fiscal year 2026 contained fifty-two weeks and ended on June 28, 2026. Fiscal year 2025 contained fifty-two weeks and ended on June 29, 2025. Fiscal year 2024 contained fifty-two weeks and ended on June 30, 2024.

Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported net loss, total stockholders’ equity (deficit) or cash flows.
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
The following table shows the impact of the changes in estimates:

Fiscal Year Ended
June 28, 2026
Decrease to depreciation expense	$31,858
Decrease to net loss	31,858
Decrease to net loss per share	$0.23
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
Prepaid Expenses and Other Current Assets: Prepaid expenses consist primarily of payments made for goods and services to be received in the near future. Prepaid expenses consists of sales tax, insurance premiums, deposits, and other costs. Non-trade receivables consist primarily of income tax receivables, legal settlement receivables, and other miscellaneous receivables. As of June 28, 2026 and June 29, 2025, prepaid expenses and other current assets consist of:

	June 28, 2026	June 29, 2025
Prepaid expenses	$22,609	$17,731
Non-trade receivables	12,655	10,087
Other	2,092	1,548
Total prepaid expenses and other current assets	$37,356	$29,366
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
As of June 28, 2026, the Company had two master lease agreements with Carlyle covering over 145 locations that contain initial terms ending in 2047 with 8 renewal options for 10 years each. On July 10, 2025, the Company acquired 58 existing properties that were previously under a master lease agreement with Carlyle for $306,000.
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
Operating lease costs are recorded as rent expense, which are primarily included within location operating costs, excluding depreciation and amortization, within the consolidated statements of operations and presented as operating cash outflows within the consolidated statements of cash flows.
Finance lease costs are recorded as interest expense and amortization expense, which is primarily included within depreciation and amortization within the consolidated statements of operations. Principal payments associated with finance leases are presented as financing cash outflows and cash payments for interest associated with finance leases are presented as operating cash outflows within our consolidated statements of cash flows.
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
Indefinite-lived intangible assets include liquor licenses, Lucky Strike trade name and other trade names used by the company for locations and media purposes. The cost of purchasing liquor licenses in quota controlled states are capitalized as indefinite lived intangible assets. Because the number of liquor licenses in a quota controlled state are based on the population count, the values ascribed to these liquor licenses are primarily dependent on the supply and demand in the particular jurisdictions in which they are issued. Liquor licenses are intangible assets that are not assigned a useful life and are not amortized. The fair value of the trade names stems from the customer appeal and revenue streams derived from the different brands.
Finite-lived intangible assets primarily include Bowlero and other acquired trade names, customer relationships, management contracts, and non-compete agreements, which have remaining useful lives ranging from 1 to 8 years. Finite-

lived intangible assets are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.
Impairment of Goodwill, Intangible and Long-Lived Assets: Goodwill and indefinite lived intangible assets are tested at least annually for impairment.
We perform our annual impairment testing on the first day of our fiscal fourth quarter of each year or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or trade name below its carrying amount. The Company has two reporting units with goodwill, Indoor Entertainment and Outdoor Entertainment, with only one reportable segment. The Indoor Entertainment reporting unit, to which $831,103 of goodwill is allocated, had a negative carrying amount on June 28, 2026 and June 29, 2025. For fiscal 2026, the Company performed a quantitative impairment test of the Indoor Entertainment reporting unit and a qualitative impairment assessment of the Outdoor Entertainment reporting unit, and concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying amount.
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
During fiscal year 2026, the company recorded an impairment charge of $14,238 for four underperforming locations whose carrying values were determined not to be recoverable, with the remainder reflecting other disposal and impairment activity in the ordinary course. During fiscal year 2024, the company reclassified the Bowlero trade name intangible asset from indefinite lived to finite lived, which resulted in a quantitative impairment test and impairment charge of $52,030. There were no other impairment charges for goodwill or indefinite-lived intangible assets, excluding liquor license revaluations, recorded in fiscal years 2026, 2025 and 2024.
The following table shows recognized impairment charges related to long-lived assets, trade names, and liquor license for each reporting period:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Impairment charges	$17,203	$1,920	$60,211
Equity Method Investments:    The aggregate carrying amounts of our equity method investments were $25,897 and $25,841 as of June 28, 2026 and June 29, 2025, and are included as a component of Other Assets in our accompanying consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
Derivatives: We are exposed to interest rate risk. To manage this risk, we entered into interest rate collar derivative transactions associated with a portion of our outstanding debt. The interest rate collars, which are designated for accounting purposes as cash flow hedges, establish a cap and floor on the Secured Overnight Financing Rate (SOFR). The Company's interest rate collars expired on March 31, 2026.
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
Self-Insurance Reserves: The Company is self-insured for a portion of its property, general liability, workers’ compensation and certain health care exposures. We also purchase stop-loss insurance coverage through third-party insurers. Reserves are established for both identified claims and IBNR claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. For claims that exceed the deductible amount, the Company records a receivable representing expected recoveries pursuant to the stop-loss coverage and a corresponding gross liability for its legal obligation to the claimant, since the Company is not legally relieved of our obligation to the claimant. The Company recorded gross estimated liabilities of $54,648 and $55,116 at June 28, 2026 and June 29, 2025, respectively, to cover known general liability, health and workers’ compensation claims, and the estimate of IBNR. Corresponding stop-loss receivables for expected recoveries of self-insured claims in the amounts of $12,214 and $14,991 were recorded at June 28, 2026 and June 29, 2025, respectively.
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
Amusement & other revenue — Amusement and other revenue includes amounts earned through arcades and other games, as well as other revenue generating sources that contribute to the entertainment experience through events and other activities. Similar to bowling and food and beverage revenue, almost all of our revenue is earned at a point-in-time. Other revenue also includes media revenue from sanctioning official PBA tournaments and licensing media content to our customers, which include television networks and multi-year contracts. The Company considers each tournament as a separate performance obligation because each tournament’s pricing is negotiated separately and represents its stand-alone selling price based on the terms of the contract and the relative nature of the services provided. Media revenue is generated through producing and licensing distribution rights to customers, which is recognized at the point-in-time the Company produces and delivers programming for a respective tournament. Tournament revenue includes sponsorships, entry and host fees. Fees received for sponsorships and tournaments are recognized as deferred revenue until the respective tournament occurs, at which point, the Company recognizes those fees as revenue.
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
From time to time, the Company also offers discount vouchers through outside vendors. Revenue for these vouchers is recognized as revenue when the voucher is redeemed by the customer. Revenue is recognized for the gross amount paid by customers for purchased vouchers. The fee paid to the outside vendors, in the form of the discount, is recognized in location operating costs, excluding depreciation and amortization. We recognize this revenue on a gross basis, as we are responsible for providing the service desired by the customer.
The Company recognizes breakage on gift and game cards and discount vouchers as revenue in proportion to the pattern of actual redemptions, based on an estimate of the balances it does not expect to be redeemed, derived from historical redemption experience.
Location operating costs: The Company’s location operating costs all relate to location operations and are comprised primarily of fixed costs that are not variable or less variable with changes in revenues, and include property taxes, supplies, insurance, fixed rent, and utilities. Variable costs included within location operating costs are primarily comprised of supplies, prize funds, variable rent, tournament production expenses and amusement costs.
Location payroll and benefit costs: Location payroll and benefit costs consist of variable and fixed costs for payroll and benefits related to location operations.
Location food and beverage costs: Location food and beverage costs consist of variable costs that relate to food and beverage costs and other costs relating to food and beverage revenue.
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
Share-Based Compensation: Share-based compensation is recorded based on the grant-date fair value. The Company recognizes share-based compensation cost over the requisite service period for its stock options and service-based restricted stock units. For restricted stock units with both market and service conditions, the grant-date fair value reflects the market condition, and the related cost is recognized over the requisite service period and is not reversed if the market condition is not met, so long as the requisite service is rendered. The Company does not recognize the effect of forfeitures until they occur. All compensation expense for an award is recognized by the time it becomes fully vested. Share-based compensation is recorded in location payroll and benefits costs and selling, general and administrative expenses in the consolidated statements of operations based on the employees’ respective functions. The Company records deferred tax assets for awards that may result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction.
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
Net Loss Per Share Attributable to Common Stockholders: We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the redeemable convertible preferred stock that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock, but do not participate in losses, and thus are not included in a two-class method in periods of loss. For those periods in which the Company has reported net losses, all potentially dilutive securities have been excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for those periods presented. Potentially dilutive securities include convertible Preferred Stock, service based RSUs, market and service based RSUs, stock options, and purchases of shares under our Employee Stock Purchase Plan (“ESPP”). See Note 16 - Net Loss Per Share.
Earnouts: Following the consummation of the Business Combination on December 15, 2021 (the “closing date”) pursuant to the Business Combination Agreement (“Business Combination Agreement”) dated as of July 1, 2021, by and among Lucky Strike Entertainment Corporation prior to the Closing Date (“Old Bowlero”) and Isos Acquisition Corporation (“Isos”), Isos and Lucky Strike equity holders at the effective time of the Business Combination have the contingent right to receive shares of Class A common stock if, from the Closing Date until the fifth anniversary thereof, the reported closing trading price of the Class A common stock exceeds certain thresholds. As of the Closing Date, since earnouts are subject to change in control acceleration provisions, that result in settlement value not fully indexed to share price, the earnout shares are reported as a liability in the consolidated balance sheets. Changes in the value of earnouts are recorded as a non-operating item in the consolidated statements of operations. Those earnout shares not classified as a liability are classified as equity compensation to employees. The fair value of the earnout shares is estimated by utilizing a Monte-Carlo simulation model. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, stock price, expected term, risk-free interest rate and the performance hurdles. The Company evaluated its earnouts under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since these earnouts meet the definition of a derivative under ASC 815, the Company records these earnouts as long-term liabilities on the balance sheet at fair value upon the Closing Date, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 12 - Earnouts and Note 13 - Fair Value of Financial Instruments for further information.
Emerging Growth Company Status: The Company was an "emerging growth company" ("EGC") as defined in the Securities Act of 1933, as amended (the "Securities Act"), and modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Because the fifth anniversary of the March 2021 initial public offering of Isos Acquisition Corporation — through which the Company became public — occurred during the fiscal year ended June 28, 2026, the Company ceased to be an EGC as of the end of that fiscal year under Section 2(a)(19) of the Securities Act.

As a result, beginning with this Annual Report on Form 10-K, the Company is subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and to the executive compensation and other disclosure requirements applicable to companies that are not EGCs. The Company also may no longer use the extended transition period under Section 102(b)(1) of the JOBS Act for complying with new or revised accounting standards, and must adopt such standards on the effective dates applicable to public business entities that are not EGCs, as reflected under "Recently Issued Accounting Standards."

Smaller Reporting Company Status: The Company is a "smaller reporting company" ("SRC") as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A company qualifies as an SRC if it has a public float of less than $250 million, or annual revenues of less than $100 million and either no public float or a public float of less than $700 million, in each case measured as of the last business day of the most recently completed second fiscal quarter. As an SRC, the Company is eligible to take advantage of certain reduced disclosure requirements, including reduced executive compensation disclosure in its periodic reports and proxy statements. These accommodations may be elected on an individual basis, and the availability of scaled disclosure does not affect the recognition, measurement, or presentation of amounts in the Company's consolidated financial statements. The Company's status as an SRC is independent of its status as an accelerated filer, and the Company remains subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Recently Issued Accounting Standards: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. The Company adopted ASU 2023-09 on a prospective basis effective for the fiscal year ended June 28, 2026. See further discussion at Note 10 - Income Taxes.
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
The goodwill acquired in the business combinations represents:
•the value of an assembled workforce
•future earnings and cash flow potential of these businesses, and
•the complementary strategic fit and resulting synergies these businesses bring to existing operations
From the business acquisitions during fiscal year 2026 and 2025, $0 and $4,878, respectively, of the goodwill recognized is deductible for tax purposes.
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
2026 Business Acquisitions: During the year ended June 28, 2026, the Company had two acquisitions in which we acquired five locations for a total consideration of $88,127. The Company has finalized one of these acquisitions and one is still in the process of finalizing its valuation analysis. If necessary, for business combinations, we will continue to refine our estimates throughout the permitted measurement period, which may result in corresponding offsets to goodwill. We expect to finalize the remaining valuation as soon as possible, but no later than one year after the acquisition date. The final determination will be in fiscal year 2027 and may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates.

The following table summarizes the final and preliminary purchase price allocations for the fair values of the identifiable assets acquired, components of consideration transferred and the transactional related expenses using the acquisition method of accounting:

Identifiable assets acquired and liabilities assumed	Finalized acquisitions	Preliminary acquisitions	Totals
Current assets	$1,447	$284	$1,731
Property and equipment	34,524	22,051	56,575
Operating lease ROU	25,780	3,275	29,055
Identifiable intangible assets(1)	3,960	4,710	8,670
Goodwill	19,006	23,880	42,886
Other assets	—	21	21
Total assets acquired	$84,717	$54,221	$138,938

Current liabilities	$(5,099)	$(166)	$(5,265)
Operating lease liabilities	(24,930)	(3,275)	(28,205)
Deferred income tax liability	(9,556)	(5,905)	(15,461)
Other liabilities	(985)	(895)	(1,880)
Total liabilities assumed	$(40,570)	$(10,241)	$(50,811)
Total fair value, net of cash of $549	$44,147	$43,980	$88,127

Components of consideration transferred
Cash	$44,147	$43,980	$88,127
Total	$44,147	$43,980	$88,127
(1)The identifiable intangible assets acquired consist of indefinite-lived trade names and reacquired rights. See Note 4 - Goodwill and Other Intangible Assets for more information.
2025 Business Acquisitions: During the year ended June 29, 2025, the Company completed four acquisitions comprising 10 locations for a total consideration of $80,900. The purchase price allocations for these acquisitions, which were preliminary as of June 29, 2025, were finalized during fiscal year 2026. Measurement period adjustments recorded during fiscal year 2026 were not material to the Company's consolidated financial statements. The following table summarizes the final allocation of consideration transferred to the assets acquired and liabilities assumed:

Identifiable assets acquired and liabilities assumed	As finalized
Current assets	$3,414
Assets held for sale	16,376
Property and equipment	70,424
Operating lease ROU	42,657
Identifiable intangible assets(1)	5,782
Goodwill	10,976
Deferred income tax asset	1,386
Other assets	419
Total assets acquired	$151,434

Current liabilities	$(8,456)
Liabilities held for sale	(15,698)
Operating lease liabilities	(44,860)
Other liabilities	(1,520)
Total liabilities assumed	$(70,534)
Total fair value, net of cash of $428	$80,900

Components of consideration transferred
Cash	$80,900
Total	$80,900
(1)The identifiable intangible assets acquired consist of indefinite-lived and definite-lived trade names, customer relationships, and non-compete agreements and indefinite-lived liquor licenses. See Note 4 - Goodwill and Other Intangible Assets for more information.
Valuation Methodologies: The following summarizes key valuation approaches and assumptions utilized in calculating the fair values for Business Combinations and Asset Acquisitions, which are accounted for under the acquisition method of accounting and cost accumulation model, respectively:
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
Intangible assets — The Company acquired intangible assets including trade names, non-competition agreements, customer relationships, and liquor licenses.
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
(4) Goodwill and Other Intangible Assets
Goodwill:
The changes in the carrying amount of goodwill for the fiscal years ended June 28, 2026 and June 29, 2025:

Balance as of June 30, 2024	$833,888
Goodwill resulting from acquisitions during fiscal year 2025	10,390
Adjustments to preliminary fair values for prior year acquisitions	73
Balance as of June 29, 2025	844,351
Goodwill resulting from acquisitions during fiscal year 2026	42,886
Adjustments to preliminary fair values for prior year acquisitions	586
Balance as of June 28, 2026	$887,823

Intangible Assets:

	June 28, 2026				June 29, 2025
	Weighted average life remaining (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life remaining (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Bowlero trade name	1	$14,870	$(11,180)	$3,690	2	$14,870	$(5,366)	$9,504
Other acquisition trade names	2	1,890	(1,519)	371	3	2,510	(1,611)	899
Customer relationships	2	1,874	(1,583)	291	2	4,285	(3,541)	744
Management contracts	5	4,500	(605)	3,895	0	300	(300)	—
Non-compete agreements	2	3,284	(2,470)	814	3	3,724	(2,313)	1,411
PBA member, sponsor & media relationships	4	1,200	(762)	438	5	1,200	(651)	549
Other intangible assets	8	1,564	(750)	814	2	754	(519)	235
	3	29,182	(18,869)	10,313	2	27,643	(14,301)	13,342
Indefinite-lived intangible assets:
Liquor licenses		13,041	—	13,041		12,830	—	12,830
Lucky Strike trade name		8,360	—	8,360		8,360	—	8,360
Other trade names		18,890	—	18,890		11,030	—	11,030
		40,291	—	40,291		32,220	—	32,220
		$69,473	$(18,869)	$50,604		$59,863	$(14,301)	$45,562

The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Amortization expense	$8,293	$7,284	$7,370
The estimated aggregate amortization expense for finite-lived intangibles included in intangible assets in our consolidated balance sheet for the next five fiscal years is as follows:

	2027	2028	2029	2030	2031	Thereafter
Amortization expense	$5,528	$1,530	$1,187	$972	$802	$294
(5) Property and Equipment
As of June 28, 2026 and June 29, 2025, property and equipment consists of:

	June 28, 2026	June 29, 2025
Land	$243,981	$139,389
Buildings and leasehold improvements	956,072	754,647
Equipment, software, furniture, and fixtures	708,000	645,200
Construction in progress	23,266	27,021
	1,931,319	1,566,257
Accumulated depreciation	(693,835)	(621,340)
Property and equipment, net of accumulated depreciation	$1,237,484	$944,917
The following table shows depreciation expense related to property and equipment for each reporting period:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Depreciation expense	$109,883	$132,122	$120,834

(6) Leases
The following table summarizes the components of the net lease cost:

		Fiscal Year Ended
Lease Costs:	Location on Consolidated Statements of Operations	June 28, 2026	June 29, 2025	June 30, 2024
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$14,804	$17,709	$17,711
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	65,137	61,856	52,355
Percentage rental costs for locations (2)	Primarily Location operating costs	7,800	6,650	7,041
Equipment and other operating lease costs (3)	Primarily Location operating costs	8,855	4,832	6,983
Total Operating Lease Costs:		96,596	91,047	84,090

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	11,094	17,446	17,160
Interest expense	Interest expense, net	30,750	49,653	49,198
Total Finance Lease Costs:		41,844	67,099	66,358

Financing Obligation Costs:
Interest expense	Interest expense, net	41,502	40,742	28,333
Total Financing Obligation Costs:		41,502	40,742	28,333

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	60,541	68,443	60,189
Gains from modifications and terminations of operating leases	Other operating (income) expense, net	(3,276)	(903)	(499)
Other lease costs (5)	Primarily Location operating costs	1,278	811	6,866
Sublease income (6)	Revenues - Amusement & other	(4,870)	(4,748)	(5,071)
Total Other Costs, Net		53,673	63,603	61,485

Total Lease Costs, Net		$233,615	$262,491	$240,266
(1)Operating lease costs include both cash and non-cash expenses for operating leases. The operating lease costs associated with our locations are recognized evenly over the lease term, therefore, the timing of the expense may differ from the timing of actual cash payments. Cash payments and lease costs can differ due to (a) the timing of cash payments relative to the level expense, (b) non-cash adjustments as a result of purchase accounting, and (c) various other non-cash adjustments to lease costs. Please see the table below for cash paid for amounts included within our lease liabilities.
(2)Percentage rental costs for our locations primarily represent leases where we pay an extra rental amount based on a percentage of revenue in excess of predetermined revenue thresholds.
(3)Equipment and other operating lease costs primarily represent operating lease costs for equipment leases, common area maintenance charges, and other variable lease costs for operating leases where the lease payments escalate based on an index or rate.
(4)Variable occupancy costs primarily represent utilities, property insurance, and real estate taxes.
(5)Other lease costs primarily include short-term lease costs and other variable payments for various equipment leases.
(6)Sublease income primarily represent short-term leases with pro-shops and various retail tenants.

Cash Paid for amounts included in the measurement of lease liabilities was as follows:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$74,223	$65,781
Total cash paid for operating lease liabilities	74,223	65,781

Finance leases:
Operating cash flows paid for interest portion of finance leases	27,440	47,234
Financing cash flows paid for principal portion of finance leases	1,732	1,615
Total cash paid for finance lease liabilities	29,172	48,849

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	32,981	32,402
Total cash paid for financing obligations:	32,981	32,402

Total cash amounts paid that are included in the measurement of lease liabilities:(2)	$136,376	$147,032
(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.
(2)The total cash amounts within the above table include deferred repayments of $2,013 for operating leases and $4,341 for finance leases for the fiscal year ended June 29, 2025. As of June 29, 2025, there were no deferred payments remaining.
Other supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025
Supplemental Cash flow Information:
Operating Cash Flows from landlord contributions	$3,456	$10,519
Financing Cash Flows from landlord contributions	1,481	417
Purchases of operating lease assets	31,186	—
Purchases of operating lease liabilities	33,393	—
Purchases of finance lease assets	206,064	—
Purchases of finance lease liabilities	267,715	—

Other Non-cash Lease activities(1):
Lease liabilities arising from operating lease assets	34,046	75,336
Lease liabilities arising from finance lease assets	7,974	1,008
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

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 28, 2026	June 29, 2025
Operating leases:
ROU Assets	Operating lease right of use assets	$514,731	$588,594
Lease liabilities, Short-term(1)	Current obligations of operating lease liabilities	35,053	33,103
Lease liabilities, Long-term	Long-term obligations of operating lease liabilities	541,360	606,692

Finance leases:
ROU Assets, net	Finance lease right of use assets, net	324,124	507,701
Lease liabilities, Short-term(1)	Other current liabilities	1,730	780
Lease liabilities, Long-term	Long-term obligations of finance lease liabilities	453,097	683,161

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	457,737	449,215
(1)Lease incentive receivables from landlords of $0 and $3,975 as of June 28, 2026 and June 29, 2025, respectively, are reflected as a reduction of the operating and finance lease liability.
The following table summarizes the weighted average remaining lease term and weighted average remaining discount rate:

Weighted average remaining lease terms in years	June 28, 2026	June 29, 2025
Operating leases	17.38	18.26
Finance leases	28.51	29.91
Financing obligations	51.92	52.91

Weighted average discount rate
Operating leases	7.45%	7.50%
Finance leases	7.34%	7.56%
Financing obligations	9.53%	9.53%
The following table summarizes the maturity of our operating leases, finance leases, and financing obligations as of June 28, 2026:

	Operating leases	Finance leases	Financing obligations
2027	$73,582	$31,856	$33,659
2028	79,253	35,766	37,218
2029	67,246	33,199	35,074
2030	57,516	30,583	32,773
2031	58,401	33,628	36,418
Thereafter:	744,682	990,145	3,310,784
Total lease payments	1,080,680	1,155,177	3,485,926
Less: imputed interest	(504,267)	(700,350)	(3,028,189)
Present value of lease liability:	$576,413	$454,827	$457,737

(7) Supplemental Cash Flow Information
The table below presents supplemental cash flow information for each reporting period:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Cash paid during the period for:
Interest	$181,643	$175,106	$172,403
Income taxes, net of refunds	9,976	2,255	3,501
Noncash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	13,437	13,571	24,798
Change in fair value of interest rate swap, net of tax	12	(525)	(2,878)
Unsettled treasury stock trade payable	129	—	—
Accrual of paid-in-kind dividends on Series A preferred stock	7,099	3,407	—
Excise tax liability accrued on stock repurchases	317	763	2,423
See Note 6 - Leases for supplementary information relating to leasing transactions.
(8) Accounts Payable and Accrued Expenses
As of June 28, 2026 and June 29, 2025, accounts payable and accrued expenses consist of:

	June 28, 2026	June 29, 2025
Accounts Payable	$39,224	$33,863
Deferred revenue	19,645	17,804
Taxes and licenses	16,491	16,622
Compensation	16,279	13,677
Interest	15,669	9,164
Customer deposits	14,596	12,811
Insurance	14,416	13,288
Utilities	5,345	5,070
Professional fees	3,116	4,221
Other	9,480	18,668
Total accounts payable and accrued expenses	$154,261	$145,188
(9) Debt
The following table summarizes the Company’s debt structure as of June 28, 2026 and June 29, 2025:

	June 28, 2026	June 29, 2025
Term Loan (Maturing September 22, 2032 and bearing variable rate interest; 6.87% and 7.83% at June 28, 2026 and June 29, 2025, respectively)	$1,197,000	$1,279,116
7.25% Senior Secured Notes (Due October 15, 2032)	500,000	—
Revolver (Maturing September 22, 2030 and bearing variable rate interest; 6.37% and 6.93% at June 28, 2026 and June 29, 2025)	100,000	30,000
Other Equipment Loans	11,584	12,674
	1,808,584	1,321,790
Less:
Unamortized financing costs	(27,282)	(10,920)
Current portion of unamortized financing costs	3,617	3,947
Current maturities of long-term debt	(13,160)	(14,109)
Total long-term debt	$1,771,759	$1,300,708

As of June 28, 2026, minimum repayments of debt by fiscal year were as follows:

2027	$13,160
2028	16,221
2029	13,291
2030	19,912
2031	109,000
Thereafter	1,637,000
$1,808,584
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
The Term Loan is repaid on a quarterly basis in principal payments of $3,000 beginning on March 31, 2026. The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.25%, subject to a step down to 3.00% per annum at Total Leverage Ratio level of 2.90:1.00. Interest on the Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lenders, can be either one, three, or six months in length. As of June 28, 2026, the interest period is one month.
7.25% Senior Secured Notes: On September 22, 2025, the Company issued $500,000 aggregate principal amount of 7.25% Senior Secured Notes (the “Notes”). The Notes were issued pursuant to the indenture, also dated as of September 22, 2025 (the “Indenture”). The Notes bear interest at the rate of 7.25% per annum and will mature on October 15, 2032. Interest on the Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026. The Indenture includes customary redemption provisions, including, among others, the right to redeem the Notes, in whole or in part, (1) prior to October 15, 2028, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, and (2) on or after October 15, 2028, at the redemption prices set forth in the Indenture.
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
Letters of Credit:    Outstanding standby letters of credit as of June 28, 2026 and June 29, 2025 totaled $24,122 and $22,422, respectively, and are guaranteed by JP Morgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loans: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JP Morgan Chase Bank, N.A. The loan matures August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of June 28, 2026.
Interest rate collars: The Company entered into two interest rate collars effective as of March 31, 2023 for an aggregate notional amount of $800,000. The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The hedge transactions have a trade and hedge designation date of April 4, 2023. The hedge transactions, each for a notional amount of $400,000, provide for interest rate collars. The interest rate collars establish a floor on SOFR of 0.9429% and 0.9355%, respectively, and a cap on SOFR of 5.50%. The interest rate collars matured on March 31, 2026 and are no longer outstanding.
The fair value of the collar agreements as of June 29, 2025 was an asset of $16, and is included within other current assets and other assets in the consolidated balance sheet.
Since SOFR was within the collar cap and floor rates, there was no interest impact on the consolidated statement of operations. During the fourth quarter of fiscal 2026, the interest rate collars reached maturity and expired with a zero fair value, resulting in no income statement, OCI, or cash flow impact.
(10) Income Taxes
Total (loss) income before income taxes consists of:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Loss before tax:
U.S.	$(42,491)	$38,364	$(115,505)
Foreign	3,037	3,119	3,952
Total (loss) income before tax	$(39,454)	$41,483	$(111,553)

Income tax (benefit) expense consists of the following:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Current income tax provision:
Federal	$—	$—	$369
State and local	5,308	4,225	4,892
Foreign	776	1,531	1,106
Total current provision	6,084	5,756	6,367

Deferred income tax provision:
Federal	(8,155)	42,402	(23,156)
State and local	(1,726)	3,581	(11,554)
Foreign	120	(234)	371
Total deferred provision	(9,761)	45,749	(34,339)
Total income tax (benefit) expense	$(3,677)	$51,505	$(27,972)
The provision for income taxes differs from the amount computed by applying the statutory rate to the loss before income taxes primarily due to the changes in the valuation allowance and state and local taxes.
The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended June 28, 2026. See Note 2 - Significant Accounting Policies for further detail. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company’s actual global effective amount and rate for the year ended June 28, 2026:

	Amount	%
Income tax benefit at U.S. federal statutory rate	$(8,285)	21%
State and local income tax, net of federal effect
Illinois	1,370	(3)%
Maryland	545	(1)%
Colorado	474	(1)%
California	(1,218)	3%
Other states	1,220	(4)%
Total state and local income tax, net of federal effect	2,391	(7)%
Nontaxable or nondeductible items
Business combination and asset acquisition items, including earnouts	(7,147)	18%
Compensation limited by Section 162(m)	1,294	(3)%
Section 45B FICA tip wage deduction disallowance	928	(2)%
Other permanent differences	840	(2)%
Total nontaxable or nondeductible items	(4,085)	10%
Tax credits
Work opportunity tax credit	(996)	3%
FICA tip credit	(4,418)	11%
Total tax credits	(5,414)	14%
Other	125	—%
Changes in valuation allowances — federal	11,160	(28)%
Foreign tax effects	247	(1)%
Effect of cross-border tax laws — GILTI	133	—%
Effect of changes in tax laws or rates enacted in the current period	51	—%
Income tax benefit and effective tax rate	$(3,677)	9%

Prior period amounts reflect the disclosure requirements in effect before the Company's prospective adoption of ASU 2023-09 and have not been recast. The reconciliation of the income tax expense (benefit) for the fiscal years ended June 29, 2025 and June 30, 2024 is as follows:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024
Federal statutory rate	$8,695	$(23,426)
State and local tax net of federal benefit	6,858	(7,689)
Deferred tax asset valuation allowance	56,236	—
Business Combination and asset acquisition items, including earnouts	(21,312)	5,643
Compensation limited by section 162(m) of the Internal Revenue Code	2,134	2,242
Other Permanent Differences	1,053	1,015
Foreign tax rate difference	261	324
Tax credit impact	(3,148)	(2,879)
Other	728	(3,202)
Total income tax expense (benefit)	$51,505	$(27,972)
For the fiscal year ended June 28, 2026, the Company’s effective tax rate was increased by disallowed expenses associated with the earnout expense, S162(m) limitations, state and foreign income tax expenses and other items. For the fiscal years ended June 28, 2026 and June 29, 2025, the effective tax rate was favorably impacted by the realization and availability of federal income tax credits totaling approximately $5,414 and $3,148, respectively. These credits were identified in the prior year as the Company developed an appropriate data retrieval process for the current and open tax years. For the fiscal year ended June 28, 2026, the Company’s effective tax rate was impacted by the increase of $13,665 for the partial valuation allowance due to the Company’s review of all positive and negative evidence regarding the realization of a deferred tax asset related to section 163(j) limitation carryforward.
As of June 28, 2026, the Company had a net consolidated income tax receivable of $5,082 reflected in other current assets and a current consolidated income tax payable of $748 reflected in other current liabilities. As of June 29, 2025, the Company had a net consolidated income tax receivable of $1,686 reflected in other current assets, a current consolidated income tax payable of $1,412 reflected in other current liabilities.
In accordance with ASU 2023-09, the following table presents income taxes paid, net of refunds received, disaggregated by federal (national), state and local, and foreign jurisdictions for the fiscal year ended June 28, 2026. Income taxes paid to any individual jurisdiction that represent 5% or more of total income taxes paid, net of refunds received, are presented separately.

	Income Taxes Paid (Net of Refunds Received)	% of Total Income Taxes Paid (Net of Refunds Received)
Illinois	$2,732	27%
Maryland	916	9%
New Jersey	912	9%
Florida	713	7%
Virginia	711	7%
Colorado	618	6%
California	554	6%
Other states	2,411	24%
Total Income Taxes Paid (Net of Refunds Received) by State	9,567	96%
Federal	—	—%
Foreign - Mexico	409	4%
Total Income Taxes Paid (Net of Refunds Received)	$9,976	100%

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred income tax assets and liabilities consist of:

	June 28, 2026	June 29, 2025
Deferred income tax assets:
Reserves not currently deductible	$27,934	$26,296
Finance lease liability	271,905	348,048
R&D Costs (Section 174)	—	2,108
Investment in partnership	38,691	39,137
Net operating loss, interest, and tax credit carryforwards	151,792	109,352
Subtotal	490,322	524,941
Less: Valuation allowance	79,704	66,039
Total net deferred income tax assets	410,618	458,902

Deferred income tax liabilities:
Property and equipment	$121,446	$102,313
ROU assets	219,122	285,883
R&D Costs (Section 174)	2,111	—
Favorable and unfavorable leases	28	82
Goodwill and intangibles	10,126	7,139
Total deferred income tax liabilities	352,833	395,417
Net deferred income tax asset (liabilities)	$57,785	$63,485
As of June 28, 2026, the Company has U.S. tax credit carryforwards of $17,647, U.S. federal net operating loss carryforwards (NOLs) of $237,528, U.S. state NOLs carryforwards of $89,197, Foreign NOLs carryforwards of $2,343 and interest carryforward of $320,685. As of June 29, 2025, the Company has U.S. tax credit carryforwards of $12,233, federal NOLs of $137,445, U.S. state NOLs carryforwards of $50,700, foreign NOLs carryforwards of $1,781 and interest carryforward of $267,545. The majority of the tax credits were generated in tax years ended June 30, 2019 and thereafter. The credits have a 20-year federal carryover period and will begin to expire starting in fiscal year 2028. Certain NOL carryforwards are subject to expiration. The interest carryforward and $118,913 of NOL carryforwards do not expire.
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
During the fiscal years ended June 28, 2026 and June 29, 2025, the Company recorded an increase to its valuation allowance of $13,665 and $65,104, respectively, to a deferred tax asset arising from Section 163(j) interest expense limitation carryforwards. This adjustment reflects management’s assessment that, due to a change in operating structure resulting in increased indebtedness and current projections of future taxable income, the disallowed interest expense carryforward is expected to continue to grow. Accordingly, it is not more likely than not that the related deferred tax asset will be realized, and a valuation allowance has been recorded. The valuation allowance of $79,704 as of June 28, 2026 relates to the Section 163(j) interest limitation carryforward, certain state tax losses that are limited, and federal tax credits nearing their expiration date.
As of June 28, 2026 and June 29, 2025, the Company had not recorded an income tax liability on certain undistributed earnings of its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in the operations within the respective country. The Company has not calculated the deferred tax liability that would come due if the earnings were distributed to the U.S., which the Company believes that any deferred tax liability recognized would not be material.

As of June 28, 2026 and June 29, 2025, the Company had no unrecognized tax benefits recorded, and accordingly no amounts of interest or penalties related to unrecognized tax benefits were recognized in the consolidated statements of operations or accrued in the consolidated balance sheets. The Company filed its FY 2025 income tax return consistent with its request for relief under Treasury Regulation Section 301.9100 to revoke the election out of bonus depreciation on certain qualified property placed in service during the tax year ended July 3, 2022. Because the relief is discretionary, this position remains uncertain unless and until the IRS consents to the requested relief. The position did not reduce FY 2025 income tax, as a result, no unrecognized tax benefit has been recorded with respect to this position. The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which remain subject to examination for the periods indicated in the Company’s open statutes of limitations.
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

(12) Earnouts
There were 11,417,919 and 11,418,291 unvested earnout shares outstanding as of June 28, 2026 and June 29, 2025, respectively.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20 trading day period that occurs from December 15, 2021 through December 15, 2026.
All but 32,177 of the unvested Earnout Shares are classified as a liability and changes in the fair value of the Earnout Shares in future periods will be recognized in the statement of operations. Those Earnout Shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 13 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the year ended June 28, 2026 and June 29, 2025.
(13) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of June 28, 2026 and June 29, 2025 are as follows:

	June 28, 2026	June 29, 2025
Carrying value	$1,808,584	$1,321,790
Fair value	1,567,317	1,316,993
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy in fiscal years 2026 and 2025.

Items Measured at Fair Value on a Recurring Basis
The Company holds certain liabilities that are required to be measured at fair value on a recurring basis. The following table is a summary of fair value measurements and hierarchy level as of June 28, 2026 and June 29, 2025:

	June 28, 2026
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$2,163	$2,163
Total liabilities	$—	$—	$2,163	$2,163

	June 29, 2025
	Level 1	Level 2	Level 3	Total
Interest rate collars	$—	$16	$—	$16
Earnout Shares	—	—	36,183	36,183
Total liabilities	$—	$16	$36,183	$36,199

The fair value of earn-out shares was established using a Monte Carlo simulation Model (level 3 inputs). The key inputs into the Monte Carlo simulations as of June 28, 2026 and June 29, 2025 were as follows:

	June 28, 2026	June 29, 2025
Expected term in years	0.46	1.46
Expected volatility	55%	50%
Risk-free interest rate	3.92%	3.86%
Stock price	$7.89	$9.31
Dividend yield	3.04%	2.36%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the years ended June 28, 2026 and June 29, 2025:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025
Balance as of beginning of period	$36,183	$137,636
Issuances	13	31
Changes in fair value	(34,033)	(101,484)
Balance as of end of period	$2,163	$36,183
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
Class A common stock:

•Authorized: 2,000,000,000 shares, with a par value of $0.0001 per share as of June 28, 2026 and June 29, 2025.
•Issued and Outstanding: 80,789,825 shares (inclusive of 1,573,623 shares contingent on certain stock price thresholds but excluding 45,193,723 shares held in treasury) as of June 28, 2026 and 81,684,310 shares (inclusive of 1,581,366 shares contingent on certain stock price thresholds but excluding 40,868,233 shares held in treasury) as of June 29, 2025.
Class B common stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of June 28, 2026 and June 29, 2025.
•Issued and Outstanding: 55,519,437 and 58,519,437 shares as of June 28, 2026 and June 29, 2025, respectively.
Preferred stock:
•Authorized: 200,000,000 shares, with a par value of $0.0001 per share as of June 28, 2026 and June 29, 2025.
•Issued and Outstanding: 117,087 as of June 28, 2026 and June 29, 2025.

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
During the year ended June 28, 2026, 3,000,000 shares of Class B Stock were converted into 3,000,000 shares of Class A common stock.
Series A preferred stock
Holders of Preferred Stock have voting rights in certain matters that require vote or consent of holders representing a majority of the outstanding shares of the Preferred Stock. There are no other voting rights associated with the Preferred Stock as long as management holds over 50% of the equity voting power.
Regular dividends on the Preferred Stock accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on the current liquidation preference per share of the Preferred Stock. The initial liquidation preference was $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. For the fiscal year ended June 28, 2026, $7,099 accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind, and dividends in the amount of $7,293 were accumulated on the Preferred Stock. For the fiscal year ended June 29, 2025, $3,407 accumulated dividends were added to the liquidation preference and deemed to be declared and paid in-kind, and dividends in the amount of $6,890 were accumulated on the Preferred Stock.
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
Stock Dividends
Common stock dividends paid during the fiscal year ended June 28, 2026 is as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 19, 2025	August 29, 2025	September 12, 2025	$8,183
November 4, 2025	November 24, 2025	December 8, 2025	8,844
February 3, 2026	February 20, 2026	March 6, 2026	8,756
May 5, 2026	May 22, 2026	June 5, 2026	8,724
Total quarterly cash dividends			34,507
Dividends paid on vested share-based awards			112
Total dividends paid			$34,619
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts accrued for currently unvested share-based awards.
On August 27, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of Common Stock, which will be paid on September 22, 2026, to stockholders of record on September 8, 2026.
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
As of June 28, 2026, the remaining balance of the repurchase plan was $56,781. For the fiscal year ended June 28, 2026, 4,325,490 shares of Class A common stock were repurchased for a total of $35,442, for an average purchase price per share of $8.19, and bringing the cumulative total shares repurchased to 45,193,723 for a total of $489,355 at an average per share price of $10.83.
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
A summary of the 2017 Plan stock options outstanding at June 28, 2026 and June 29, 2025, and changes during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	19,965,344	$7.22	7.51
Exercised - stock	(4,082,100)	7.92		$11,809
Outstanding at June 29, 2025	15,883,244	$7.05	6.51
Exercised - stock	(16,317)	3.22		$91
Forfeited and canceled	(3,428)	3.13
Outstanding at June 28, 2026	15,863,499	$7.05	5.52	$13,316
Vested as of June 28, 2026	15,863,499	$7.05	5.52	$13,316
Exercisable as of June 28, 2026	15,863,499	$7.05	5.52	$13,316
2021 Plan
The 2021 Plan was effective December 14, 2021 and provides for the grant of equity awards to an individual employed by the Company or Subsidiary, a director or officer of the Company or Subsidiary, a consultant or advisor to the Company or an Affiliate or to a prospective employee, director, officer, consultant or director who has accepted an offer of employment or service from the Company. Equity awards include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based awards granted under the 2021 Plan. Shares to be granted under the 2021 Plan shall be not more than 26,446,033 shares of common stock, subject to an annual increase on the first day of each calendar year beginning January 1, 2022. As of June 28, 2026, the Company had 35,883,049 shares of common stock authorized under the 2021 Plan. The Compensation Committee of the Board of Directors or subcommittee thereof, administers the 2021 Plan. The Compensation Committee may delegate all or any portion of its responsibilities and powers to any person(s) selected by it, except for grants of Awards to persons who are non-employee members of the Board or are otherwise subject to Section 16 of the Exchange Act. Any such delegation may be revoked by the Committee at any time. The Board may at any time and from time to time grant awards and administer the 2021 Plan with respect to such awards. In any such case, the Board shall have all the authority granted to the Compensation Committee under the 2021 Plan. The Compensation Committee approves grants to individuals, number of options, terms, conditions, performance measures, and other provisions of the award. Stock options granted under the 2021 Plan have a maximum contractual term of ten years from the date of grant, unless trading is prohibited by the Company’s insider-trading policy or a Company-imposed blackout period, in which case the terms shall be extended automatically, and an exercise price not less than the fair value of the stock on the grant date. The manner and timing of vesting and expiration are determined by the Compensation Committee.
The Company issued unvested stock options to certain employees. The unvested stock options vest based on a service condition. The average expected life represents the weighted average period of time that options granted are expected to be outstanding. The following table presents the significant assumptions used in the Black-Scholes model with the following range of weighted average assumptions for options granted in the fiscal years ended June 28, 2026 and June 29, 2025:

	June 28, 2026	June 29, 2025
Expected term in years	10.00	10.00
Interest rate	4.12%	4.31%
Volatility	45.0%	50.0%
Dividend yield	2.65%	2.12%

A summary of stock options outstanding under the 2021 Plan at June 28, 2026 and June 29, 2025, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	9,153,103	$13.91	7.83
Granted	509,622	10.38
Settled - cash	(773,753)	10.51
Forfeited and cancelled	(53,300)	15.59
Outstanding at June 29, 2025	8,835,672	$13.99	6.94
Granted	482,996	8.92
Forfeited and cancelled	(471,916)	13.84
Outstanding at June 28, 2026	8,846,752	$13.72	6.03	$—
Vested as of June 28, 2026	5,368,633	$12.66	5.92	$—
Exercisable as of June 28, 2026	5,368,633	$12.66	5.92	$—
The Company issued RSUs to employees and board members that vest based on service conditions (Service based RSUs). The Company measures the grant-date fair value based on the price of the Company's shares on the grant date. The following table presents a summary of RSUs subject to time-based service conditions and changes during the period then ended as of June 28, 2026 and June 29, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2024	676,064	$11.44
Granted	471,474	10.66
Vested	(393,393)	10.95
Forfeited	(56,781)	11.57
Outstanding at June 29, 2025	697,364	$11.18
Granted	555,609	8.87
Vested	(360,201)	11.47
Forfeited	(163,148)	10.26
Outstanding at June 28, 2026	729,624	$9.48
The Company issued earnout RSUs to employees that vest upon the achievement of market conditions with a 5-year expiration date (Earnout RSUs). The fair value of the earnout RSUs was determined based on a Monte-Carlo simulation method reflecting those market conditions, and the Company recognizes compensation expense evenly over the derived 5-

year service period. The following table presents a summary of the earnout RSUs subject to market conditions and changes during the period then ended as of June 28, 2026 and June 29, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2024	43,465	$7.86
Forfeited	(3,545)	7.86
Outstanding at June 29, 2025	39,920	$7.86
Forfeited	(7,743)	7.86
Outstanding at June 28, 2026	32,177	$7.86
The Company issued RSUs to employees that vest based upon the achievement of market and service conditions (market and service based RSUs). The fair value of those RSUs was determined using a Monte-Carlo simulation method reflecting those market conditions. The following table presents a summary those RSUs subject to market and service conditions, and changes during the period then ended as of June 28, 2026 and June 29, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2024	243,379	$7.48
Granted	509,861	15.07
Vested	(183,075)	6.64
Forfeited	(19,300)	11.85
Outstanding at June 29, 2025	550,865	$14.63
Granted	624,555	12.93
Vested	(2,250)	8.50
Cancelled - market condition not achieved	(301,544)	14.18
Outstanding at June 28, 2026	871,626	$13.58
As of June 28, 2026, the total share-based compensation cost not yet recognized is as follows:

	Award Plan	Unrecognized Compensation Cost	Weighted Average Remaining Period of Recognition
Stock options	2021 Plan	$6,725	1.82
Service based RSUs	2021 Plan	4,405	1.64
Market and service based RSUs	2021 Plan	8,634	2.19
Earnout RSUs	2021 Plan	24	0.46
ESPP	ESPP	213	0.50
Total unrecognized share-based compensation cost		$20,001	1.95

Share-based compensation recognized in the consolidated statements of operations is as follows:

		Fiscal Year Ended
	Award Plan	June 28, 2026	June 29, 2025	June 30, 2024
Stock options	2021 Plan	$5,688	$9,486	$8,702
Service based RSUs	2021 Plan	4,151	4,478	4,062
Market and service based RSUs	2021 Plan	2,500	1,967	482
Earnout RSUs	2021 Plan	7	48	40
Other stock-based awards & settlements (1)	2021 Plan	—	5,249	—
ESPP	ESPP	281	404	489
Total share-based compensation expense		$12,627	$21,632	$13,775
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

(16) Net Loss Per Share
The computation of basic and diluted net loss per Class A and B common share is as follows:

	Fiscal Year Ended
	June 28, 2026			June 29, 2025			June 30, 2024
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(26,146)	$(19,358)	$(45,504)	$(11,233)	$(7,837)	$(19,070)	$(56,239)	$(36,016)	$(92,255)

Denominator
Weighted-average common shares outstanding	78,508,329	58,123,833	136,632,162	83,881,970	58,519,437	142,401,407	92,257,834	59,081,800	151,339,634

Net loss per share, basic and diluted	$(0.33)	$(0.33)	$(0.33)	$(0.13)	$(0.13)	$(0.13)	$(0.61)	$(0.61)	$(0.61)
The following potentially dilutive securities were excluded from the diluted per share calculations because their effect would have been antidilutive: convertible Preferred Stock, service-based RSUs, market- and service-based RSUs, stock options, and shares purchasable under our ESPP. The table below presents the related incremental shares — the additional shares that would have been added to the diluted weighted-average denominator, not the gross shares underlying each instrument:

	Fiscal Year Ended
	June 28, 2026			June 29, 2025			June 30, 2024
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	113,040	—	113,040	697,364	—	697,364	676,064	—	676,064
Market and service based RSUs	564,198	—	564,198	500,141	—	500,141	191,325	—	191,325
Stock options	12,446	3,122,816	3,135,262	48,205	5,505,461	5,553,666	1,635,453	6,203,400	7,838,853
ESPP	72,529	—	72,529	98,295	—	98,295	66,841	—	66,841
Series A preferred stock (as-converted)	10,271,314	—	10,271,314	9,752,160	—	9,752,160	10,831,916	—	10,831,916
Total	11,033,527	3,122,816	14,156,343	11,096,165	5,505,461	16,601,626	13,401,599	6,203,400	19,604,999

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
Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 28, 2026.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2026, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 28, 2026.
The effectiveness of the Company’s internal control over financial reporting as of June 28, 2026, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 28, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On September 4, 2025, Thomas Shannon, chair of the Company’s Board of Directors and its Chief Executive Officer, terminated an existing trading plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Shannon 10b5-1 Plan”). The Shannon 10b5-1 Plan provided for the potential sale of up to 2,300,000 shares of Class A common stock and would have expired by its terms on the earlier of May 20, 2026 or the date when all shares under the Shannon 10b5-1 Plan were sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Code of Conduct and Business Ethics
We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer, President and Chief Financial Officer. Our Code of Conduct and Business Ethics is posted on our Investor Relations website at https://ir.luckystrikeent.com/ on the Governance page of the website. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
Insider Trading Policy
Our Company maintains an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. The policy prohibits trading by any person while in possession of material non-public information in violation of applicable law and provides for restricted periods and pre-clearance procedures for our directors and officers and certain other specified persons, as well as other related policies and procedures. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company.
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
4.6
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

Exhibit No.	Description
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

10.20
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

10.21†	2017 Bowlmor AMF Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Bowlero Corp.’s Registration Statement on Form S-8 filed with the SEC on March 1, 2022).
10.22†	Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
10.23†	Lucky Strike Entertainment Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Bowlero Corp’s Current Report on Form 8-K filed with the SEC on December 21, 2021).
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

10.27†
Employment Agreement, dated as of May 5, 2023, by and between Lucky Strike Entertainment Corporation (f/k/a Bowlero Corp.) and Robert M. Lavan (incorporated by reference to Exhibit 10.22 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 11, 2023).

10.28†
Amendment to Employment Agreement, dated as of May 5, 2023, by and between Lucky Strike Entertainment Corporation and Robert M. Lavan, dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.29†
Form of Option Award Agreement for Robert M. Lavan under the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 11, 2023).

10.30†
Form of Option Award Agreement for Lev Ekster under the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).

10.31†
Employment Agreement, dated November 6, 2024, by and between Lucky Strike Entertainment Corporation and Lev Ekster (incorporated by reference to Exhibit 10.2 to Lucky Strike Entertainment Corporation’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025).

10.32†
Resignation, Severance, and Release Agreement, dated February 18, 2026, between Lev Ekster and Lucky Strike Entertainment Corporation (incorporated by reference to Exhibit 10.1 to Lucky Strike Entertainment Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2026).

Exhibit No.	Description
19.1	Lucky Strike Entertainment Corporation Securities Trading Policy (incorporated by reference to Exhibit 19.1 to Bowlero Corp’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
21.1+	Subsidiaries of Lucky Strike Entertainment Corporation.
23.1+	Consent of Deloitte and Touche LLP.
31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
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

Lucky Strike Entertainment Corporation

Date:	August 27, 2026	By:	/s/ Thomas F. Shannon
		Name:	Thomas F. Shannon
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Shannon	Chairman and Chief Executive Officer; Director	August 27, 2026
Thomas F. Shannon	(Principal Executive Officer)

/s/ Robert M. Lavan	President, Chief Financial Officer, and Treasurer	August 27, 2026
Robert M. Lavan	(Principal Financial Officer & Principal Accounting Officer)

/s/ Richard Born	Director	August 27, 2026
Richard Born
/s/ Michael J. Angelakis	Director	August 27, 2026
Michael J. Angelakis

/s/ Robert J. Bass	Director	August 27, 2026
Robert J. Bass

/s/ Sandeep Mathrani	Director	August 27, 2026
Sandeep Mathrani

/s/ Alberto Perlman	Director	August 27, 2026
Alberto Perlman

/s/ Rachael A. Wagner	Director	August 27, 2026
Rachael A. Wagner

/s/ Jason Harinstein	Director	August 27, 2026
Jason Harinstein

/s/ John A. Young	Director	August 27, 2026
John A. Young