Form 10-Q
period 2026-09-27
Lucky Strike Entertainment Corp
filed 2026-11-05
CIK 1840572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 80,807,758 shares of Class A common stock, 55,519,437 shares of Class B common stock, and 117,087 shares of Series A preferred stock as of October 30, 2026.

Index to Notes

i

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
Item 1. Condensed Consolidated Financial Statements

	September 27, 2026	June 28, 2026
Assets
Current assets:
Cash and cash equivalents	$37,912	$39,360
Accounts and notes receivable, net	6,871	10,136
Inventories, net	16,245	16,314
Prepaid expenses and other current assets	40,536	37,356
Assets held-for-sale	756	756
Total current assets	102,320	103,922

Property and equipment, net	1,225,085	1,237,484
Operating lease right of use assets	505,523	514,731
Finance lease right of use assets, net	320,982	324,124
Intangible assets, net	48,261	50,604
Goodwill	887,823	887,823
Deferred income tax asset	58,471	62,225
Other assets	47,450	46,508
Total assets	$3,195,915	$3,227,421

Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$149,295	$154,261
Current maturities of long-term debt	9,502	9,543
Current obligations of operating lease liabilities	35,824	35,053
Earnout liability	—	2,163
Other current liabilities	9,057	5,955
Total current liabilities	203,678	206,975

Long-term debt, net	1,781,393	1,771,759
Long-term obligations of operating lease liabilities	532,772	541,360
Long-term obligations of finance lease liabilities	453,529	453,097
Long-term financing obligations	459,933	457,737
Other long-term liabilities	55,625	55,854
Deferred income tax liabilities	4,394	4,440
Total liabilities	3,491,324	3,491,222

Commitments and Contingencies (Note 8)

Index to Notes

	September 27, 2026	June 28, 2026
Temporary Equity
Series A preferred stock	$138,121	$134,424

Stockholders’ Deficit
Class A common stock	13	13
Class B common stock	6	6
Additional paid-in capital	434,603	444,103
Treasury stock, at cost	(493,674)	(493,676)
Accumulated deficit	(374,632)	(348,958)
Accumulated other comprehensive income	154	287
Total stockholders’ deficit	(433,530)	(398,225)
Total liabilities, temporary equity and stockholders’ deficit	$3,195,915	$3,227,421
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
Revenues
Bowling	$122,055	$125,270
Food & beverage	98,531	96,129
Amusement & other	82,058	70,879
Total revenues	302,644	292,278

Costs and expenses
Location operating costs, excluding depreciation and amortization	99,250	97,826
Location payroll and benefit costs	78,263	75,244
Location food and beverage costs	22,593	21,935
Selling, general and administrative expenses, excluding depreciation and amortization	40,334	35,345
Depreciation and amortization	32,479	33,195
Loss on impairment and disposal of fixed assets, net	1,843	1,375
Other operating income, net	(354)	(888)
Total costs and expenses	274,408	264,032

Operating income	28,236	28,246

Other (income) expenses
Interest expense, net	52,039	53,397
Change in fair value of earnout liability	(2,163)	(3,527)
Other expense	—	4,931
Total other expense	49,876	54,801

Loss before income tax expense (benefit)	(21,640)	(26,555)

Income tax expense (benefit)	4,034	(12,757)
Net loss	(25,674)	(13,798)

Series A preferred stock dividends	(2,500)	(2,356)
Net loss attributable to common stockholders	$(28,174)	$(16,154)

Net loss per share attributable to Class A and B common stockholders
Basic and Diluted	$(0.21)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and Diluted	134,747,139	138,546,333
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
Net loss	$(25,674)	$(13,798)
Other comprehensive (loss) income, net of income tax:
Unrealized gain on derivatives	—	18
Foreign currency translation adjustment	(133)	199
Other comprehensive (loss) income	(133)	217
Total comprehensive loss	$(25,807)	$(13,581)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 29, 2025	117,087	$127,325	81,684,310	$12	58,519,437	$6	40,868,233	$(457,917)	$472,889	$(313,181)	$(480)	(298,671)
Net loss	—	—	—	—	—	—	—	—	—	(13,798)	—	(13,798)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	199	199
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	18	18
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,502	—	—	—	—	—	—	(3,502)	—	—	(3,502)
Share-based compensation	—	—	35,674	—	—	—	—	—	3,334	—	—	3,334
Cash dividends	—	—	—	—	—	—	—	—	(8,195)	—	—	(8,195)
Repurchase of Class A common stock into Treasury stock	—	—	(563,184)	—	—	—	563,184	(5,679)	—	—	—	(5,679)
Balance, September 28, 2025	117,087	$130,827	81,156,800	$12	58,519,437	$6	41,431,417	$(463,596)	$464,526	$(326,979)	$(263)	$(326,294)

	Series A preferred stock		Class A common Stock		Class B common Stock		Treasury stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 28, 2026	117,087	$134,424	80,789,825	$13	55,519,437	$6	45,193,723	$(493,676)	$444,103	$(348,958)	$287	(398,225)
Net loss	—	—	—	—	—	—	—	—	—	(25,674)	—	(25,674)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(133)	(133)
Accrual of paid-in-kind dividends on Series A preferred stock	—	3,697	—	—	—	—	—	—	(3,697)	—	—	(3,697)
Share-based compensation	—	—	17,933	—	—	—	—	2	2,931	—	—	2,933
Cash dividends	—	—	—	—	—	—	—	—	(8,734)	—	—	(8,734)
Balance, September 27, 2026	117,087	$138,121	80,807,758	$13	55,519,437	$6	45,193,723	$(493,674)	$434,603	$(374,632)	$154	$(433,530)
See accompanying notes to unaudited condensed consolidated financial statements.

Index to Notes

Lucky Strike Entertainment Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
Operating activities
Net loss	$(25,674)	$(13,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,479	33,195
Loss on impairment and disposal of fixed assets, net	1,843	1,375
Income from equity method investment	(45)	(57)
Amortization of deferred financing costs	1,104	4,453
Non-cash interest expense on finance lease obligation	3,129	3,034
Reduction of operating lease right of use assets	9,492	9,669
Non-cash portion of gain on lease modification	—	(1,741)
Deferred income taxes	3,708	(16,786)
Share-based compensation	3,005	3,486
Distributions from equity method investments	85	55
Change in fair value of earnout liability	(2,163)	(3,527)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable and notes receivable, net	3,267	2,000
Inventories	68	195
Prepaids, other current assets and other assets	(4,125)	(6,103)
Accounts payable and accrued expenses	(123)	(14,385)
Operating lease liabilities	(8,100)	(9,417)
Other current liabilities	(680)	2,539
Other long-term liabilities	(166)	(595)
Net cash provided by (used in) operating activities	17,104	(6,408)

Investing activities
Purchases of property and equipment	(21,521)	(25,898)
Purchases of previously leased assets	—	(245,202)
Acquisitions, net of cash acquired	—	(44,047)
Net cash used in investing activities	(21,521)	(315,147)

Index to Notes

	Three Months Ended
	September 27, 2026	September 28, 2025
Financing activities
Repurchase of Class A common stock into Treasury stock	$(129)	$(5,312)
Payments for tax withholdings on share-based compensation	(75)	(151)
Payment of cash dividends	(8,734)	(8,195)
Payment of long-term debt	(3,283)	(1,279,382)
Proceeds from term loan	—	1,200,000
Proceeds from Senior Secured Notes	—	500,000
Proceeds from bridge term loan	—	230,000
Payment of bridge term loan	—	(230,000)
Payment on finance leases	(416)	(1,249)
Proceeds from Revolver draws	12,000	125,000
Payoff of Revolver draws	—	(155,000)
Other financing, net	3,641	3,428
Purchases of previously leased assets	—	(61,651)
Payment of deferred financing costs	—	(24,817)
Net cash provided by financing activities	3,004	292,671

Effect of exchange rates on cash	(35)	230

Net decrease in cash and cash equivalents	(1,448)	(28,654)
Cash and cash equivalents at beginning of period	39,360	59,686
Cash and cash equivalents at end of period	$37,912	$31,032
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
The Company operates location-based entertainment venues under different brand names. Our AMF branded locations are traditional bowling locations, while the Lucky Strike and Bowlero branded locations offer a more upscale entertainment concept with lounge seating, enhanced food and beverage offerings, and more robust customer service for individuals and group events. Additionally, within the brands, there exists a spectrum where some AMF branded locations are more upscale and some Bowlero branded locations are more traditional. The Company also operates other forms of location-based entertainment, including water parks and family entertainment centers (“FECs”), such as Raging Waves water park, Shipwreck Island water park, Big Kahuna’s water park, Wet 'n Wild Emerald Pointe water park, Raging Waters water park, Castle Park, Boomers Parks, and Octane Raceway. All of our locations are managed in a fully integrated and consistent basis, as all of our locations are in the same business of operating location-based entertainment.
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2026.
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
Segment Reporting: We manage our business activities on a consolidated basis and operate as a single operating segment: location-based entertainment. The Company’s Chief Executive Officer, Thomas Shannon, is the Company’s chief operating decision maker (“CODM”). The CODM reviews the financial information presented on a consolidated basis since the Company provides its offerings and views key metrics, costs, and margins similarly among our various location-based entertainment venues.

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

Index to Notes

Fair Value Estimates: We have various financial instruments included in our financial statements. Financial instruments are carried in our financial statements at either cost or fair value. We estimate fair value of assets and liabilities using the following hierarchy using the highest level possible:
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

	September 27, 2026	June 28, 2026
Prepaid expenses	$30,059	$22,609
Non-trade receivables	8,976	12,655
Other	1,501	2,092
Total prepaid expenses and other current assets	$40,536	$37,356
Equity Method Investments: The aggregate carrying amount of our equity method investments was $25,857 and $25,897 as of September 27, 2026 and June 28, 2026, respectively, and are included as a component of Other Assets in our accompanying condensed consolidated balance sheets. Substantially all of our equity method investments consist of a limited partner interest in a subsidiary of VICI Properties Inc. (“VICI”). Equity method investments are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) additional contributions made or distributions received, (3) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, and (4) impairments resulting from other-than-temporary declines in fair value. Cash distributions received from our equity method investments are considered returns on investment and presented within operating activities in the condensed consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions in excess of cumulative equity are considered returns of our investment and are presented as investing activities.
Net Loss Per Share Attributable to Common Stockholders: We compute net loss per share of Class A common stock and Class B common stock under the two-class method. Holders of Class A common stock and Class B common stock have equal rights to the earnings of the Company. Our participating securities include the Series A preferred stock, which has a non-forfeitable right to dividends in the event that a dividend is paid on common stock but does not participate in losses, and thus is not included in the two-class method in periods of loss. In periods where the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders are the same. Potentially dilutive securities include Series A preferred stock, service-based RSUs, market- and service-based RSUs, stock options, and purchases of shares under our Employee Stock Purchase Plan (“ESPP”). See Note 13 - Net Loss Per Share.
Recently Issued Accounting Standards: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure, in the notes to the financial statements, of certain expenses included in the expense captions presented on the face of the income statement, to provide enhanced transparency into the nature of those expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarifies the effective date of ASU 2024-03, including for entities with non-calendar year-ends. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027 (fiscal 2028 and the interim periods of fiscal 2029,

Index to Notes

respectively, for the Company). It may be applied either prospectively or retrospectively, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes references to prescriptive software development stages and clarifies the threshold for beginning to capitalize internal-use software costs, including for software developed using an incremental and iterative method. ASU 2025-06 is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2027 (fiscal 2029 for the Company). It is to be applied prospectively, with early adoption and retrospective application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
(2) Goodwill and Other Intangible Assets
Goodwill:
There were no changes in the carrying amount of goodwill for the three months ended September 27, 2026.
Intangible Assets:

	September 27, 2026			June 28, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Bowlero trade name	$14,870	$(13,025)	$1,845	$14,870	$(11,180)	$3,690
Other acquisition trade names	1,020	(688)	332	1,890	(1,519)	371
Customer relationships	934	(696)	238	1,874	(1,583)	291
Management contracts	4,500	(806)	3,694	4,500	(605)	3,895
Non-compete agreements	2,414	(1,718)	696	3,284	(2,470)	814
PBA member, sponsor & media relationships	1,200	(790)	410	1,200	(762)	438
Other intangible assets	1,564	(809)	755	1,564	(750)	814
	26,502	(18,532)	7,970	29,182	(18,869)	10,313
Indefinite-lived intangible assets:
Liquor licenses	13,041	—	13,041	13,041	—	13,041
Lucky Strike trade name	8,360	—	8,360	8,360	—	8,360
Other trade names (1)	18,890	—	18,890	18,890	—	18,890
	40,291	—	40,291	40,291	—	40,291
	$66,793	$(18,532)	$48,261	$69,473	$(18,869)	$50,604
(1)Consists of indefinite-lived trade names associated with the Company’s other forms of location-based entertainment, such as its water park and FEC locations, and the PBA trade name, none of which is individually significant.
The following table shows amortization expense for finite-lived intangible assets for each reporting period:

	Three Months Ended
	September 27, 2026	September 28, 2025
Amortization expense	$2,343	$1,674

Index to Notes

(3) Property and Equipment
As of September 27, 2026 and June 28, 2026, property and equipment consists of:

	September 27, 2026	June 28, 2026
Land	$243,829	$243,981
Building and leasehold improvements	962,410	956,072
Equipment, software, furniture, and fixtures	717,980	708,000
Construction in progress	19,310	23,266
	1,943,529	1,931,319
Accumulated depreciation	(718,444)	(693,835)
Property and equipment, net of accumulated depreciation	$1,225,085	$1,237,484
The following table shows depreciation expense related to property and equipment for each reporting period:

	Three Months Ended
	September 27, 2026	September 28, 2025
Depreciation expense	$27,056	$28,703

Index to Notes

(4) Leases
The Company leases various assets under non-cancellable operating and finance leases. These assets include location-based entertainment venues, office space, vehicles, and equipment.
Most of our leases contain payments for some or all of the following: base rent, contingent rent, common area maintenance, insurance, real estate taxes, and other operating expenses. Rental payments are subject to escalation depending on future changes in designated indices or based on pre-determined amounts agreed upon at lease inception.
The following table summarizes the components of the net lease cost for each reporting period:

		Three Months Ended
Lease Costs:	Location on Condensed Consolidated Statements of Operations	September 27, 2026	September 28, 2025
Operating Lease Costs: (1)
Operating lease costs associated with master leases for locations	Primarily Location operating costs	$3,678	$3,769
Operating lease costs associated with non-master leases for locations	Primarily Location operating costs	15,480	16,681
Percentage rental costs for locations (2)	Primarily Location operating costs	2,575	1,615
Equipment and other operating lease costs (3)	Primarily Location operating costs	2,472	2,314
Total Operating Lease Costs:		24,205	24,379

Finance Lease Costs:
Amortization of right-of-use assets	Depreciation and amortization	3,080	2,818
Interest expense	Interest expense, net	8,128	7,946
Total Finance Lease Costs:		11,208	10,764

Financing Obligation Costs:
Interest expense	Interest expense, net	10,496	10,304
Total Financing Obligation Costs:		10,496	10,304

Other Costs, Net:
Variable occupancy costs (4)	Primarily Location operating costs	17,885	16,908
Gain from modifications to operating leases	Other operating income, net	—	(1,741)
Other lease costs (5)	Primarily Location operating costs	382	301
Sublease income (6)	Revenues - Amusement & other	(1,259)	(1,165)
Total Other Costs, Net		17,008	14,303

Total Lease Costs, Net		$62,917	$59,750
(1)Operating lease costs include both cash and non-cash expenses for operating leases. The operating lease costs associated with our locations are recognized evenly over the lease term, therefore, the timing of the expense may differ from the timing of actual cash payments. Cash payments and lease costs can differ due to (a) the timing of cash payments relative to the level of expense, (b)

Index to Notes

non-cash adjustments as a result of purchase accounting, and (c) various other non-cash adjustments to lease costs. Please see the table below for cash paid for amounts included within our lease liabilities.
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
(6)Sublease income primarily represents short-term leases with pro-shops and various retail tenants.

Cash paid for amounts included in the measurement of lease liabilities for each reporting period:

	Three Months Ended
	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities (1)

Operating leases:
Operating cash flows paid for operating leases	$18,312	$17,959
Total cash paid for operating lease liabilities	18,312	17,959

Finance leases:
Operating cash flows paid for interest portion of finance leases	7,114	7,037
Financing cash flows paid for principal portion of finance leases	416	1,249
Total cash paid for finance lease liabilities	7,530	8,286

Financing Obligations:
Operating cash flows paid for interest portion of financing obligations	8,299	8,138
Total cash paid for financing obligations:	8,299	8,138

Total cash amounts paid that are included in the measurement of lease liabilities:	$34,141	$34,383

Index to Notes

(1)This table includes cash paid for amounts included in the measurement of our lease liabilities. Since the lease liability only includes amounts that are contractually fixed, this table excludes cash paid for amounts that are variable in nature, such as utilities, common area maintenance, property insurance, real estate taxes, and percentage rent.

Supplemental balance sheet information related to leases was as follows:

	Condensed Consolidated Balance Sheets Location	September 27, 2026	June 28, 2026
Operating leases:
ROU Assets, net	Operating lease ROU assets, net	$505,523	$514,731
Lease liabilities, Short-term	Operating lease liabilities, ST	35,824	35,053
Lease liabilities, Long-term	Operating lease liabilities, LT	532,772	541,360

Finance leases:
ROU Assets, net	Finance lease ROU assets, net	320,982	324,124
Lease liabilities, Short-term	Other current liabilities	1,815	1,730
Lease liabilities, Long-term	Finance lease liabilities, LT	453,529	453,097

Financing Obligations:
Financing obligation, long-term	Long-term financing obligations	459,933	457,737
Other supplemental cash flow information related to leases was as follows for each reporting period:

	Three Months Ended
	September 27, 2026	September 28, 2025
Supplemental Cash Flow Information:
Purchases of operating lease assets	—	31,186
Purchases of operating lease liabilities	—	33,393
Purchases of finance lease assets	—	206,064
Purchases of finance lease liabilities	—	267,715
There were no landlord contributions received during the three months ended September 27, 2026 or September 28, 2025. For the purchase of previously leased property, the Company treated the net difference between operating lease assets and liabilities as a reduction of operating cash flows on the purchase date. Similarly, the Company treated the net difference between finance lease assets and liabilities as a reduction of financing cash flows on the purchase date. The remainder of the purchase price was allocated to investing cash outflows.

Index to Notes

(5) Accounts Payable and Accrued Expenses
As of September 27, 2026 and June 28, 2026, accounts payable and accrued expenses consist of:

	September 27, 2026	June 28, 2026
Accounts payable	$27,169	$39,224
Interest	24,091	15,669
Customer deposits	22,081	14,596
Taxes and licenses	18,209	16,491
Insurance	15,352	14,416
Compensation	14,719	16,279
Deferred revenue	8,005	19,645
Professional fees	5,947	3,116
Utilities	5,797	5,345
Other	7,925	9,480
Total accounts payable and accrued expenses	$149,295	$154,261
(6) Debt
The following table summarizes the Company’s debt structure as of September 27, 2026 and June 28, 2026:

	September 27, 2026	June 28, 2026
Term Loan (Maturing September 22, 2032 and bearing variable rate interest; 6.94% and 6.87% at September 27, 2026 and June 28, 2026, respectively)	$1,194,000	$1,197,000
7.25% Senior Secured Notes (Due October 15, 2032)	500,000	500,000
Revolver (Maturing September 22, 2030 and bearing variable rate interest; 6.44% and 6.37% at September 27, 2026 and June 28, 2026, respectively)	112,000	100,000
Other Equipment Loans	11,300	11,584
	1,817,300	1,808,584
Less:
Unamortized financing costs	(26,405)	(27,282)
Current portion of unamortized financing costs	3,675	3,617
Current maturities of long-term debt	(13,177)	(13,160)
Total long-term debt	$1,781,393	$1,771,759
Term Loan: Under the Company’s First Lien Credit Agreement (the “First Lien Credit Agreement”), the Company has a term loan with an aggregate initial principal amount of $1,200,000 (the “Term Loan”). The Term Loan matures on September 22, 2032. The Term Loan is repaid on a quarterly basis in principal payments of $3,000. The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 3.25%, subject to a step down to 3.00% per annum at a Total Leverage Ratio 2.90:1.00. Interest on the Term Loan is due on the last day of the interest period. The interest period, as agreed upon between the Company and its lenders, can be either one, three, or six months in length. As of September 27, 2026, the interest period is one month.
7.25% Senior Secured Notes: The Company has outstanding $500,000 aggregate principal amount of 7.25% Senior Secured Notes (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”). The Notes bear interest at the rate of 7.25% per annum and will mature on October 15, 2032. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Indenture includes customary redemption provisions, including, among others, the right to redeem the Notes, in whole or in part, (1) prior to October 15, 2028, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, and (2) on or after October 15, 2028, at the redemption prices set forth in the Indenture.
Revolver: Under the First Lien Credit Agreement, the Company has access to a $425,000 senior secured revolving credit facility (the “Revolver”). Any outstanding balance on the Revolver is due on September 22, 2030. Interest on borrowings under the Revolver is based on the Adjusted Term SOFR. Borrowings under the Revolver bear interest at a rate

Index to Notes

per annum equal to SOFR plus 2.5%. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.25%.
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
Letters of Credit:    Outstanding standby letters of credit as of September 27, 2026 and June 28, 2026 totaled $27,622 and $24,122, respectively, and are guaranteed by JPMorgan Chase Bank, N.A. The available amount of the Revolver is reduced by the outstanding standby letters of credit.
Other Equipment Loan: On August 19, 2022, the Company entered into an equipment loan agreement for a principal amount of $15,350 with JPMorgan Chase Bank, N.A. The loan matures on August 19, 2029 and bears a fixed interest rate of 6.24%. The loan is repaid on a monthly basis in fixed payments of $153 plus a final payment at maturity. The loan obligation is secured by a lien on the equipment.
Covenant Compliance: The Company was in compliance with all debt covenants as of September 27, 2026.
(7) Income Taxes
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
For the three months ended September 27, 2026, the Company departed from the estimated AETR method and computed its provision for income taxes using the discrete effective tax rate method (the “discrete method”), as allowed under ASC Topic 740, Income Taxes - Interim Reporting. The discrete method is applied when the application of the estimated AETR is impractical because it is not possible to reliably estimate the AETR. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the AETR method as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated AETR.
The Company’s effective tax rate for the three months ended September 27, 2026 was (19)%, which differs from the U.S. federal statutory rate of 21% primarily due to the change in fair value of the earnout liability, increase in valuation allowance against the deferred tax asset for business interest expense that cannot be deducted under IRC Section 163(j) and against general business credits, permanent differences, and other discrete tax items. The valuation allowance increased approximately $9,800 during the quarter: approximately $5,200 on interest expense disallowed under Section 163(j), consistent with the full allowance maintained against that carryforward, and approximately $4,600 on general business credits, reflecting the Company’s assessment that the credits are not more likely than not to be realizable before they expire. The Company continues to conclude that its federal net operating loss carryforwards are more likely than not to be realized. The Company’s effective tax rate for the three months ended September 28, 2025 was 48%, which differs from the U.S. federal statutory rate of 21% primarily due to state taxes incurred relating to the purchase of the 58 properties under the Carlyle master lease agreement, the change in fair value of the earnout liability, increase in valuation allowance against the deferred tax asset for business interest expense that cannot be deducted under IRC Section 163(j), permanent differences, and other discrete tax items.
(8) Commitments and Contingencies
From time to time, we are involved in various inquiries, investigations, claims, lawsuits and other legal proceedings that are incidental to the conduct of our business. These matters typically involve claims from customers, employees or

Index to Notes

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
(9) Earnouts
There were 11,417,719 and 11,417,919 unvested earnout shares outstanding as of September 27, 2026 and June 28, 2026, respectively.
The outstanding unvested earnout shares will vest if the closing share price of Lucky Strike’s Class A common stock equals or exceeds $17.50 per share for any 10 trading days within any consecutive 20-trading-day period occurring from December 15, 2021 through December 15, 2026.
All but 28,021 earnout shares are classified as a liability, and changes in the fair value of the earnout shares are recognized in the statement of operations; as of September 27, 2026, the fair value of the earnout liability was zero. Those earnout shares not classified as a liability are classified as equity compensation to employees and recognized as compensation expense on a straight-line basis over the expected term or upon the contingency being met.
See Note 10 - Fair Value of Financial Instruments for a summary of changes in the estimated fair value of the earnout shares for the periods ended September 27, 2026 and September 28, 2025.
(10) Fair Value of Financial Instruments
Debt
The fair value and carrying value of our debt as of September 27, 2026 and June 28, 2026 are as follows:

	September 27, 2026	June 28, 2026
Carrying value	$1,817,300	$1,808,584
Fair value	1,405,260	1,567,317
The fair value of our debt is estimated based on trading levels of lenders buying and selling their participation levels of funding (Level 2).
There were no transfers in or out of any of the levels of the valuation hierarchy during the three months ended September 27, 2026 and the fiscal year ended June 28, 2026.
Items Measured at Fair Value on a Recurring Basis
The Company holds certain liabilities that are required to be measured at fair value on a recurring basis. As of September 27, 2026, the fair value of the earnout liability, the Company’s only liability measured at fair value on a recurring basis, was zero, reflecting the Company’s stock price relative to the $17.50 share price threshold and the limited time remaining in the measurement period, which ends December 15, 2026 (see Note 9 - Earnouts). The following table is a summary of fair value measurements and hierarchy level as of June 28, 2026:

	June 28, 2026
	Level 1	Level 2	Level 3	Total
Earnout shares	$—	$—	$2,163	$2,163
Total liabilities	$—	$—	$2,163	$2,163

Index to Notes

The fair value of earnout shares was estimated using a Monte Carlo simulation model (Level 3 inputs). The key inputs into the Monte Carlo simulation as of September 27, 2026 were as follows:

Earnout
Expected term in years	0.22
Expected volatility	55%
Risk-free interest rate	4.20%
Stock price	$5.21
Dividend yield	4.61%

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 Earnout liability for the three months ended September 27, 2026 and September 28, 2025:

	Three Months Ended
	September 27, 2026	September 28, 2025
Balance as of beginning of period	$2,163	$36,183
Issuances	—	1
Changes in fair value	(2,163)	(3,527)
Balance as of end of period	$—	$32,657
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short duration.
(11) Common Stock, Preferred Stock and Stockholders’ Equity
The Company is authorized to issue 2,400,000,000 shares of capital stock, par value $0.0001 per share, consisting of Class A common stock and Class B common stock (together, the “Common Stock”) and preferred stock, of which the Series A preferred stock (the “Preferred Stock”) has been designated. Authorized and issued and outstanding shares were as follows:

		Issued and outstanding
	Authorized	September 27, 2026	June 28, 2026
Class A common stock (1)	2,000,000,000	80,807,758	80,789,825
Class B common stock	200,000,000	55,519,437	55,519,437
Preferred stock	200,000,000	117,087	117,087
(1)Class A common stock issued and outstanding include 1,569,467 and 1,573,623 shares contingent on certain stock price thresholds as of September 27, 2026 and June 28, 2026, respectively, and exclude 45,193,723 shares held in treasury as of both dates.
Series A Preferred Stock
Dividends accumulate on a cumulative basis on a 360-day year commencing from the issue date. The dividend rate is fixed at 5.5% per annum on a liquidation preference of $1,000 per share. Payment dates are June 30 and December 31 of each year with a record date of June 15 for the June 30 payment date and December 15 for the December 31 payment date. Declared dividends will be paid in cash if the Company declares the dividend to be paid in cash. If the Company does not pay all or any portion of the dividends that have accumulated as of any payment date, then the dollar amount of the dividends not paid in cash will be added to the liquidation preference and deemed to be declared and paid in-kind. During the three months ended September 27, 2026, accumulated dividends in the amount of $3,697 for the period from January 1, 2026 through the June 30, 2026 payment date were added to the liquidation preference and deemed to be declared and paid in-kind. Dividends of $1,856 accumulated during the three months ended September 27, 2026, substantially all of which relate to the period subsequent to June 30, 2026 and remain accumulated and unpaid as of September 27, 2026.

Index to Notes

Stock Dividends
Common stock dividends paid during the three months ended September 27, 2026 are as follows:

Declaration Date	Record Date	Payment Date	Amount (1)
August 27, 2026	September 8, 2026	September 22, 2026	$8,730
Total quarterly cash dividends			8,730
Dividends paid on vested share-based awards			4
Total dividends paid			$8,734
(1)Amounts include dividends paid to holders of Series A preferred stock on an as-converted basis. The amounts do not reflect amounts paid for accrued dividends on previously unvested share-based awards or amounts accrued for currently unvested share-based awards.
On October 29, 2026, the Company’s Board of Directors suspended the quarterly cash dividend on the Company’s common stock. The Board will continue to evaluate the Company’s capital allocation and dividend policy on an ongoing basis.
Share Repurchase Program
On February 7, 2022, the Company announced that its Board of Directors authorized a share repurchase program providing for repurchases of up to $200,000 of the Company’s outstanding Class A common stock through February 3, 2024. On each of May 15, 2023, September 6, 2023 and February 2, 2024, the Board of Directors authorized a replenishment of the then-remaining balance of the share repurchase program to $200,000, which in aggregate increased the total amount that has been authorized under the share repurchase program to approximately $551,518. On February 2, 2024, the Board of Directors extended the share repurchase program indefinitely. Treasury stock purchases are stated at cost and presented as a reduction of equity on the condensed consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.
During the three months ended September 27, 2026, no shares of Class A common stock were repurchased. As of September 27, 2026, the Company had $56,781 remaining under its current share repurchase authorization. In aggregate, the Company has repurchased 45,193,723 treasury shares for a total consideration of $489,355, at a weighted-average price of $10.83 per share.
(12) Share-Based Compensation
The Company has two stock plans: the Lucky Strike Entertainment Corporation 2021 Omnibus Incentive Plan (“2021 Plan”) and the Lucky Strike Entertainment Corporation Employee Stock Purchase Plan (“ESPP”). These stock incentive plans are designed to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company and align the interests of key personnel with those of the Company’s stockholders.
As of September 27, 2026 and June 28, 2026, the total share-based compensation cost not yet recognized is as follows:

	Award Plan	September 27, 2026	June 28, 2026
Stock options	2021 Plan	$5,387	$6,725
Service based RSUs	2021 Plan	3,379	4,405
Market and service based RSUs	2021 Plan	7,259	8,634
Earnout RSUs	2021 Plan	10	24
ESPP	ESPP	157	213
Total unrecognized share-based compensation cost		$16,192	$20,001

Index to Notes

Share-based compensation recognized in the condensed consolidated statements of operations for the periods ended September 27, 2026 and September 28, 2025 is as follows:

		Three Months Ended
	Award Plan	September 27, 2026	September 28, 2025
Stock options	2021 Plan	$1,170	$1,697
Service based RSUs	2021 Plan	976	1,046
Market and service based RSUs	2021 Plan	821	627
Earnout RSUs	2021 Plan	(19)	14
ESPP	ESPP	57	102
Total share-based compensation expense		$3,005	$3,486
The Company did not have any recognized income tax benefits, net of valuation allowances, related to our share-based compensation plans.

Index to Notes

(13) Net Loss Per Share
The computation of basic and diluted net loss per Class A and B common share is as follows:

	Three Months Ended - Basic and Diluted
	September 27, 2026			September 28, 2025
	Class A	Class B	Total	Class A	Class B	Total
Numerator
Net loss allocated to common stockholders	$(16,566)	$(11,608)	$(28,174)	$(9,331)	$(6,823)	$(16,154)

Denominator
Weighted-average shares outstanding	79,227,702	55,519,437	134,747,139	80,026,896	58,519,437	138,546,333

Net loss per share, basic and dilutive	$(0.21)	$(0.21)	$(0.21)	$(0.12)	$(0.12)	$(0.12)
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

	Three Months Ended
	September 27, 2026			September 28, 2025
	Class A	Class B	Total	Class A	Class B	Total
Service based RSUs	143,156	—	143,156	661,623	—	661,623
Market and service based RSUs	—	—	—	490,135	—	490,135
Stock options	—	1,329,491	1,329,491	25,415	4,684,724	4,710,139
ESPP	159,655	—	159,655	128,352	—	128,352
Series A Preferred Stock	10,624,660	—	10,624,660	10,063,602	—	10,063,602
Total	10,927,471	1,329,491	12,256,962	11,369,127	4,684,724	16,053,851

(14) Supplemental Cash Flow Information

	Three Months Ended
	September 27, 2026	September 28, 2025
Cash paid during the period for:
Interest (1)	$39,459	$53,648
Income taxes, net of refunds	150	427
Noncash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	8,582	20,388
Deferred financing costs in accounts payable and accrued expenses	—	2,313
Change in fair value of interest rate swap, net of tax	—	18
Accrual of paid-in-kind dividends on Series A preferred stock	3,697	3,502
Excise tax liability accrued on stock repurchases	—	53
Unsettled treasury stock trade payable	—	314

Index to Notes

(1)    Includes cash paid for the interest portion on finance leases and financing obligations. See Note 4 - Leases for supplementary information relating to leasing transactions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with Lucky Strike Entertainment’s unaudited condensed consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2026 as filed with the Securities and Exchange Commission (“SEC”) on August 27, 2026. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2026. Actual results may differ materially from those contained in any forward-looking statements. All period references are to our fiscal periods unless otherwise indicated. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” “Lucky Strike Entertainment,” and “Lucky Strike” are intended to mean the business and operations of Lucky Strike Entertainment Corporation and its consolidated subsidiaries. All financial information in this section is presented in thousands, unless otherwise noted, except share and per share amounts.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Lucky Strike. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our business strategy, financial projections, anticipated growth and market opportunities.
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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause our actual results to differ include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2026.
Recent Developments
During the three months ended September 27, 2026, Lucky Strike Entertainment continued to execute on its long-term strategy across its three core verticals — bowling, water parks and family entertainment centers (“FECs”) — delivering total revenue growth of 4%, driven by its expanded water park and FEC portfolio. The following summarizes the Company’s significant developments during the period:
•Brand Consolidation: The Company converted an additional 42 bowling locations to the Lucky Strike brand during the quarter and began transitioning locations to the refreshed AMF brand, which was unveiled in July 2026, with approximately 60 locations planned. As of September 27, 2026, the Company had 174 Lucky Strike and 81 AMF bowling locations, and expects to complete the consolidation of its bowling portfolio under these two brands during fiscal 2027.

Index to Notes

•Water Parks: The quarter was the first summer season in which the Company directly operated its five water parks, including Raging Waters Los Angeles, acquired in January 2026. The water park business is highly seasonal, with the majority of annual revenue recognized in the Company’s first fiscal quarter; accordingly, the expanded portfolio was the primary driver of year-over-year total revenue growth.
•Events Organization: The Company completed the realignment of its events sales organization during the quarter, combining national and local account coverage with a centralized booking center for smaller groups. The new model is intended to strengthen the Company’s corporate and group events business while allowing location-based sales teams to focus on their local markets.
•Capital Allocation: Reducing indebtedness is the Company’s capital allocation priority for fiscal 2027. Consistent with this priority, subsequent to quarter-end, on October 29, 2026, the Board of Directors suspended the Company’s quarterly cash dividend in order to apply cash that would otherwise be used for dividends to debt reduction. See “Liquidity and Capital Resources” for further discussion.
Overview
Lucky Strike Entertainment is one of the world’s premier operators of location-based entertainment. The Company operates traditional bowling locations under its AMF brand, as well as more upscale entertainment venues under its Lucky Strike and Bowlero brands, featuring lounge seating, arcades, enhanced food and beverage offerings, and elevated customer service for both individuals and group events. The Company also hosts and oversees professional and non-professional bowling tournaments and related broadcasting activities. In addition, the Company operates other forms of location-based entertainment, including FECs and water parks, under brands including Raging Waves, Shipwreck Island, Big Kahuna’s, Wet 'n Wild, Raging Waters, Castle Park, Boomers Parks, and Octane Raceway.
The Company remains focused on creating long-term shareholder value through continued organic growth and the conversion and upgrading of existing locations to more upscale entertainment experiences with a broader range of offerings. The Company also selectively evaluates new locations and acquisitions. In addition, the Company routinely evaluates the performance of its location portfolio and may rationalize locations that no longer align with its long-term strategic and financial objectives.
Trends
There are a number of factors that could materially affect our future profitability, including changing economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in our debt levels and applicable interest rates, and increasing prices of labor and inventory, which includes food and beverage costs. For example, the Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, and the introduction of or changes in tariffs. The Company also monitors geopolitical developments, including the ongoing conflict involving Iran and related regional instability, which have contributed to volatility in global energy markets, supply chain disruptions, and broader macroeconomic uncertainty. Such changes in macroeconomic conditions may lead to increased costs for the business. Furthermore, these macroeconomic and geopolitical trends could adversely affect the Company’s customers, which could impact their willingness to visit the Company’s locations, which could harm our financial results. Attendance at our locations may also be affected by major televised sporting and entertainment events, which can reduce visitation during peak periods, as occurred during the FIFA World Cup in June and July 2026. Additionally, sales and results of operations could be impacted by acquisitions and restructuring projects. Restructuring can include various projects, such as closing or divesting locations not performing well or that are peripheral to our core markets, cost reductions through staffing reductions, and optimizing and allocating resources to improve profitability.
Our operating results fluctuate seasonally. For our bowling locations, we typically generate our highest sales volumes during the third quarter of each fiscal year due to the timing of leagues, holidays and changing weather conditions. For our FEC and water park locations, we typically generate our highest sales volumes during the fourth and first quarters of our fiscal year due to more favorable weather conditions and the timing of operating seasons. As a result of our expanded water park portfolio, the seasonal peak of the water park business partially offsets the seasonally lower sales volumes of our bowling locations in the first fiscal quarter. Water park attendance is also highly sensitive to weather conditions during the operating season. School operating schedules, holidays and weather conditions may also affect our sales volumes in some operating regions differently than others. Because of the seasonal nature of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Index to Notes

Presentation of Results of Operations
The Company reports on a fiscal year, with each quarter generally comprised of one 5-week period and two 4-week periods.
Results of Operations
Three Months Ended September 27, 2026 Compared to the Three Months Ended September 28, 2025
Analysis of Consolidated Statement of Operations. The following table displays certain items from our condensed consolidated statements of operations for the periods presented below:

	Three Months Ended
	September 27, 2026	%(1)	September 28, 2025	%(1)	Change	% Change
Revenues
Bowling	$122,055	40%	$125,270	43%	$(3,215)	(3)%
Food & beverage	98,531	33%	96,129	33%	2,402	2%
Amusement & other	82,058	27%	70,879	24%	11,179	16%
Total revenues	302,644	100%	292,278	100%	10,366	4%

Costs and expenses
Location operating costs, excluding depreciation and amortization	99,250	33%	97,826	33%	1,424	1%
Location payroll and benefit costs	78,263	26%	75,244	26%	3,019	4%
Location food and beverage costs	22,593	7%	21,935	8%	658	3%
Selling, general and administrative expenses, excluding depreciation and amortization	40,334	13%	35,345	12%	4,989	14%
Depreciation and amortization	32,479	11%	33,195	11%	(716)	(2)%
Loss on impairment and disposal of fixed assets, net	1,843	1%	1,375	—%	468	34%
Other operating income, net	(354)	—%	(888)	—%	534	60%
Total costs and expenses	274,408	91%	264,032	90%	10,376	4%

Operating income	28,236	9%	28,246	10%	(10)	—%

Other (income) expenses
Interest expense, net	52,039	17%	53,397	18%	(1,358)	(3)%
Change in fair value of earnout liability	(2,163)	(1)%	(3,527)	(1)%	1,364	(39)%
Other expense	—	—%	4,931	2%	(4,931)	*
Total other expense	49,876	16%	54,801	19%	(4,925)	(9)%

Loss before income tax expense (benefit)	(21,640)	(7)%	(26,555)	(9)%	4,915	(19)%

Income tax expense (benefit)	4,034	1%	(12,757)	(4)%	16,791	*
Net loss	$(25,674)	(8)%	$(13,798)	(5)%	(11,876)	86%
___________
(1) Percent calculated as a percentage of revenues and may not total due to rounding.
*Represents a change equal to or in excess of 100% or one that is not meaningful.

Index to Notes

Revenues: For the quarter ended September 27, 2026, revenues totaled $302,644 and represented an increase of $10,366, or 4%, over the same period of last fiscal year. The increase is primarily attributable to newly acquired or opened locations.
The following table summarizes our revenues on a same-store basis for the quarter ended September 27, 2026 as compared to the corresponding period last fiscal year:

	Three Months Ended
(in thousands)	September 27, 2026	September 28, 2025	Change	% Change
Revenues on a same-store basis (1)	$272,272	$279,588	$(7,316)	(3)%
Revenues for media, new and closed locations	29,989	12,104	17,885	148%
Service fee revenue (2)	383	586	(203)	(35)%
Total revenues	$302,644	$292,278	$10,366	4%
(1) Revenues from 360 locations are included in the same-store comparable location base for the comparison in the above table. In our previously filed Form 10-Q for the three months ended September 28, 2025, revenues from 351 locations were included in the same-store revenue.
(2) Service fee revenue is a mandatory gratuity passed through to the employee, which is a non-contributor to earnings and is being phased out across our locations.
Same-store revenues include revenue from locations that are open in periods presented (open in both the current period and the prior period being reported) and excludes revenues from locations that are not open in periods presented such as acquired new locations or locations closed for upgrades, renovations or other such reasons, as well as media revenues and service fee revenues.
Same-store revenues decreased $7,316, or 3%, during the quarter ended September 27, 2026 compared to the same period of the prior fiscal year. The decrease was primarily attributable to comparable bowling locations (approximately $4,700), with smaller decreases at comparable FEC locations (approximately $1,200) and water park locations (approximately $700). At comparable bowling locations, walk-in bowling revenues declined approximately $3,000, reflecting lower shoe rentals and lower revenues from promotional programs, certain of which launched later than in the prior-year period. Amusement and other revenues declined approximately $2,500 on lower arcade play, and alcoholic beverage revenues declined approximately $1,500. These declines were partially offset by growth in food and non-alcoholic beverage revenues of approximately $1,400, led by an 11% increase in non-alcoholic beverage revenues, and by a 2% increase in event revenues, which management believes benefited from the realignment of our events sales organization and enhancements to our online lane reservation and booking experience. League revenues were consistent with the prior-year period, and league participation increased heading into the peak league season, as reflected in higher league-related deposits at quarter-end compared to the prior year. Management also believes that macroeconomic uncertainty continued to weigh on discretionary consumer spending.
Location operating costs: Location operating costs primarily consist of rent, utilities, insurance, repairs & maintenance, property taxes, supplies, marketing, and other costs associated with Company locations. Location operating costs include both fixed and variable components and therefore do not directly correlate with revenue.
Location operating costs increased $1,424, or 1%, during the quarter ended September 27, 2026 compared to the same period of the prior fiscal year. The increase was driven by our new water park and FEC locations, which contributed approximately $4,300 of operating and occupancy costs over the comparable period, reflecting a full summer season at Raging Waters Los Angeles and Wet n’ Wild Emerald Pointe, our new Lucky Strike Aliso Viejo location (approximately $600), and higher marketing expense of approximately $1,400 reflecting increased investment in support of our brand initiatives. These increases were partially offset by lower costs at comparable locations, primarily supplies and services, amusement costs consistent with lower arcade revenue, and credit card processing fees, as well as the closure of locations since the prior-year period.
Location payroll and benefit costs: Location payroll and benefit costs consist of employee costs that directly support location operations. Location payroll and benefit costs increased $3,019, or 4%, during the quarter ended September 27, 2026 compared to the same period of the prior fiscal year. The increase was driven by our new water park and FEC locations, which contributed approximately $4,100 over the comparable period, reflecting the seasonal staffing of a full summer season, together with our new Lucky Strike Aliso Viejo location. These increases were partially offset by

Index to Notes

lower payroll at comparable bowling locations, reflecting reduced staff hours in line with lower same-store revenue and lower bonus expense, partially offset by higher benefit costs, as well as the closure of locations since the prior-year period.
Location food & beverage costs: Location food & beverage costs as a percentage of food & beverage revenue remained flat at 23%. Location food & beverage costs increased $658, or 3%. The increase in location food & beverage costs is mainly attributable to increased food & beverage revenue as compared to the same period of the prior fiscal year.
Selling, general and administrative expenses (“SG&A”): SG&A expenses increased $4,989 or 14%, during the quarter ended September 27, 2026 compared to the same period of the prior fiscal year. The increase was primarily attributable to a $2,800 credit recognized in the comparable period of the prior fiscal year in connection with the settlement of a COVID-19-related insurance claim. Excluding the settlement, SG&A expenses increased approximately $2,200, driven by an increase of approximately $1,700 in system modernization costs, substantially all of which related to consulting services for the modernization of the Company’s customer relationship management (CRM) platform, higher software costs of approximately $1,100 and higher event sales costs of approximately $700, partially offset by lower acquisition-related professional fees.
Depreciation and amortization: Depreciation and amortization decreased $716 or 2%, for the quarter ended September 27, 2026 compared to the same period of the prior fiscal year. The decrease was primarily due to lower capital expenditures and certain assets becoming fully depreciated.
Interest expense, net: Interest expense primarily relates to interest on debt, finance leases, and financing obligations. Interest expense decreased $1,358, or 3%, during the quarter ended September 27, 2026 compared to the same period of the prior fiscal year. The decrease is primarily attributable to $3,300 of deferred financing costs associated with the Bridge Term Loan that were amortized to interest expense in the prior-year period and did not recur, as the Bridge Term Loan was repaid in connection with the Company’s fiscal 2026 refinancing.
Change in fair value of earnouts: The impact on the statement of operations during the quarter ended September 27, 2026 is due to the decrease in the fair value of the earnout liability to zero as of September 27, 2026. The decrease is primarily driven by the decrease in the Company’s stock price and the limited remaining vesting period associated with the earnouts, which ends December 15, 2026, and which together reduce the estimated probability of vesting.
Income tax expense: The income tax expense and deferred tax assets and liabilities reflect management’s assessment of the Company’s tax position. Subsequent to Q1 of the prior year, the Company determined that its estimated AETR was not possible to reliably estimate due to the timing of results and the existence of a valuation allowance against interest limitation due to IRC Section 163(j). As a result, the Company utilized the discrete method. The effective tax rate of (19)% primarily reflects approximately $9,800 of valuation allowance recorded during the quarter, including approximately $4,600 against general business credits based on the Company’s assessment of their realizability and the change in fair value of the earnout liability. See Note 7 - Income Taxes.
Non-GAAP measure
Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA as an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. We have presented Adjusted EBITDA solely as a supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as Interest Expense, Income Taxes, Depreciation and Amortization, Impairment Charges, Share-based Compensation, EBITDA from Closed Locations, Foreign Currency Exchange Loss (Gain), Asset Disposition Loss (Gain), Transactional and other advisory costs, System modernization costs, Changes in the value of earnouts, and Other. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
Refer to notes below for additional details concerning the respective items for Adjusted EBITDA.

Index to Notes

The following table provides a reconciliation from net loss to Adjusted EBITDA for each reporting period:

	Three Months Ended
	September 27, 2026	September 28, 2025
Net loss	$(25,674)	$(13,798)
Adjustments:
Interest expense	52,039	53,397
Income tax expense (benefit)	4,034	(12,757)
Depreciation and amortization	33,031	33,500
Loss on impairment, disposals, and other charges, net	1,843	1,375
Share-based compensation	3,005	3,486
Closed location EBITDA (1)	155	521
Transactional and other advisory costs (2)	3,115	9,485
System modernization costs (3)	2,220	512
Changes in the value of earnouts (4)	(2,163)	(3,527)
Other, net (5)	498	460
Adjusted EBITDA	$72,103	$72,654
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
(3)The adjustment for system modernization costs represents non-capitalizable third-party consulting, professional, and related costs incurred on discrete initiatives to modernize the Company's technology platforms. They are incremental to, and not part of, the Company's normal, recurring operating expenses. The adjustment excludes depreciation and amortization, recurring software subscription and licensing fees, and costs to operate, support, or maintain the platforms after the applicable initiatives are complete. To date, substantially all of these costs relate to a discrete initiative to modernize the Company’s customer relationship management (CRM) platform, which began in fiscal 2026 and is expected to be completed in the fourth quarter of fiscal 2027. For the quarter ended September 28, 2025, the $512 of system modernization costs was previously included in transactional and other advisory costs and has been reclassified to conform to the current period presentation.
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
Liquidity and Capital Resources
We manage our liquidity through assessing available cash on hand, our ability to generate cash and our ability to borrow or otherwise raise capital to fund operating, investing and financing activities.
Our long-term strategy includes continued investment in our location portfolio. As such, one of the Company’s known cash requirements is for capital expenditures related to upgrading and converting existing locations and, on a selective basis, constructing new locations. We believe our financial position, generation of cash, available cash on hand, existing credit facility, and ability to obtain additional financing from sale-leaseback transactions or other sources will provide sufficient capital resources to fund our operational requirements, capital expenditures, and material short- and long-term commitments for the foreseeable future. However, there are a number of factors that may hinder our ability to access these capital resources, including but not limited to our degree of leverage, and potential borrowing restrictions imposed by our lenders. See “Risk Factors” included in our previously filed Annual Report on Form 10-K for the fiscal year ended June 28, 2026 for further information.

Index to Notes

Available cash on hand and proceeds from any asset sales may also be used to reduce outstanding indebtedness beyond scheduled principal payments, including repayment of revolver borrowings, and to fund our share repurchase program, which was implemented as a method to return value to our shareholders. No shares were repurchased during the quarter. Additionally, the Company has paid a quarterly cash dividend on its common stock, including $8,734 paid during the quarter.
Reducing indebtedness is our capital allocation priority for fiscal 2027. Consistent with this priority, on October 29, 2026, the Board of Directors suspended the Company’s quarterly cash dividend in order to apply cash that would otherwise be used for dividends to debt reduction and to preserve liquidity and financial flexibility. The suspension reflects a decision regarding the allocation of available cash; future dividends, if any, will be at the discretion of the Board. The Company may also from time to time seek to repurchase its outstanding Senior Secured Notes in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, liquidity, contractual restrictions and other factors. The amounts involved in any such transactions may be material.
As of September 27, 2026, we had $37,912 of available cash and cash equivalents.
Three Months Ended September 27, 2026 Compared to the Three Months Ended September 28, 2025
The following compares the primary categories of the condensed consolidated statements of cash flows for the periods ended September 27, 2026 and September 28, 2025:

	Three Months Ended		$ Change	% Change
(in thousands)	September 27, 2026	September 28, 2025
Net cash provided by (used in) operating activities	$17,104	$(6,408)	$23,512	*
Net cash used in investing activities	(21,521)	(315,147)	293,626	(93)%
Net cash provided by financing activities	3,004	292,671	(289,667)	(99)%
Effect of exchange rate changes on cash	(35)	230	(265)	*
Net change in cash and cash equivalents	$(1,448)	$(28,654)	$27,206	*
_________
*Represents a change equal to or in excess of 100% or one that is not meaningful.
Operating activities provided $17,104 as compared to using $6,408 during the same period of the prior fiscal year. The increase in cash provided by operating activities primarily reflects lower cash interest payments of approximately $14,200, as the prior-year period included the settlement of accrued interest on indebtedness repaid in connection with the Company’s fiscal 2026 refinancing, as well as the non-recurrence of third-party costs expensed in connection with the refinancing.
Investing activities used $21,521 as compared to $315,147 during the same period of the prior fiscal year. The decrease in cash used in investing activities mainly reflects the purchase of previously leased assets in the prior fiscal year, which did not recur in the current fiscal year, along with a decrease in purchases of property and equipment.
Financing activities provided $3,004 as compared to $292,671 during the same period of the prior fiscal year. The decrease was mainly due to the prior fiscal year’s refinancing activity, which did not recur in the current period. That activity consisted of proceeds from the Fifteenth Amendment to the First Lien Credit Agreement and the issuance of the Senior Secured Notes, partially offset by the repayment of outstanding debt and the payment of deferred financing costs.

Our contractual obligations primarily include, but are not limited to, debt service, self-insurance liabilities, and leasing arrangements. We believe our sources of liquidity, namely available cash on hand, history of generating positive operating cash flows, and access to capital markets will continue to be adequate to meet our contractual obligations, as well as fund working capital, planned capital expenditures, location acquisitions, reduce outstanding indebtedness beyond scheduled principal payments, and execute purchases under our share repurchase program.
Critical Accounting Estimates
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2026 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the quarter ended September 27, 2026.

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
Interest Rate Risk
Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrues at the Adjusted Term Secured Overnight Financing Rate or the Alternate Base Rate, as further described in the credit agreement governing our term and revolving credit facilities. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $13,060 over a twelve-month period on our outstanding debt.
Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments. We are exposed to credit losses in the event of non-performance by counterparties to our financial instruments. We place cash and temporary investments with various high-quality financial institutions. Although we do not obtain collateral or other security to secure these obligations, we periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 27, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended September 27, 2026.
Part II

Index to Notes

Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 - Commitments and Contingencies of the notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 28, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
None
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

LUCKY STRIKE ENTERTAINMENT CORPORATION

Date:	November 5, 2026	By:	/s/ Robert M. Lavan
		Name:	Robert M. Lavan
		Title:	President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)